Form 10-Q
period 1995-03-31
BRAUVIN INCOME PLUS L P III
filed 1995-05-15
CIK 850142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly year ended     March  31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to

     Commission File Number   0-19219

                        Brauvin Income Plus L.P. III
                (Exact name of registrant as specified in its charter)

                 Delaware                             36-3639043
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

     150 South Wacker Drive, Chicago, Illinois           60606
     (Address of principal executive offices)         (Zip Code)

                                     (312) 443-0922
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No    .

                         BRAUVIN INCOME PLUS L.P. III

                                    Index

                                                                 Page

PART I     Financial Information

 Item 1. Consolidated Financial Statements. . . . . . . . .        3

         Consolidated Balance Sheets at March 31, 1995
         and December 31, 1994. .                                  4

         Consolidated Statements of Operations for the period
         January 1, 1995 to March 31, 1995 and January 1,
         1994 to March 31, 1994                                    5

         Consolidated Statements of Partners' Capital for
         the period January 1, 1992 to March 31, 1995 .            6

         Consolidated Statements of Cash Flows for the period
         January 1, 1995 to March 31, 1995 and January 1, 1994
         to March 31, 1994                                         7

         Notes to Consolidated Financial Statements . . . .        8

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .    13



                                   PART II

PART II  Other Information

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . .    .    15

 Item 2. Changes in Securities. . . . . . . . . . . . . . .       15

 Item 3. Defaults Upon Senior Securities. . . . . . . . . .       15

 Item 4. Submissions of Matters to a Vote of Security Holders. .  15

 Item 5. Other Information. . . . . . . . . . . . . . . . .       15

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .       15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .       16

                        PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

     Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1995, Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994, Consolidated Statements of Partners' Capital for the period January 1, 1992 to March 31, 1995 and Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                          BRAUVIN INCOME PLUS L.P. III
                        (a Delaware limited partnership)

                          CONSOLIDATED BALANCE SHEETS


                                             March 31,    December 31,
                                               1995           1994
ASSETS

 Investment in real estate, at cost:
    Land                                  $ 7,845,528    $ 7,845,528
    Buildings and improvements             10,463,264     10,463,264
                                           18,308,792     18,308,792
    Less: accumulated depreciation         (1,584,621)    (1,486,513)
    Net investment in real estate          16,724,171     16,822,279

 Investment in Brauvin Gwinnett
 County Venture (Note 4)                      155,048        157,014

 Cash and cash equivalents                    820,853        925,719
 Rent receivable                                1,226         13,755
 Deferred rent receivable                      30,100         27,943
 Due from affiliates                            2,726          2,352
 Prepaid offering costs                        76,630         78,078
    Total Assets                          $17,810,754    $18,027,140

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses   $    308,581  $     298,738
 Rent received in advance                      61,754        144,944
 Due to affiliates                             11,128         10,421
    Total Liabilities                         381,463        454,103

MINORITY INTEREST IN BRAUVIN CHILI'S
 LIMITED PARTNERSHIP                             (287)          (382)

PARTNERS' CAPITAL:
 General Partners                              75,106         79,872
 Limited Partners                          17,354,472     17,493,547
    Total Partners' Capital                17,429,578     17,573,419

    Total Liabilities and Partners'
    Capital                               $17,810,754    $18,027,140


          See accompanying notes to consolidated financial statements.

                          BRAUVIN INCOME PLUS L.P. III
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,

                                              1995            1994

INCOME:
 Rental                                       $536,818       $535,650
 Interest                                       10,195          3,199
 Other                                           2,506          5,060
    Total Income                               549,519        543,909

EXPENSES:
 Management fees                                 6,693             --
 General and administrative                     36,012         35,951
 Amortization of organization costs                 --          1,500
 Depreciation                                   98,108         96,243
    Total expenses                             140,813        133,694

 Income before minority interest and
 equity interest in joint ventures             408,706        410,215

 Minority interest share in Brauvin Chili's
    Limited Partnership's net income              (170)          (136)

 Equity interest in Brauvin Gwinnett
 County Venture's net income                     3,154          2,537

 Net income                                   $411,690       $412,616

 Net income allocated to the General
 Partners                                     $ 8,234         $ 8,252

 Net income allocated to the Limited Partners $403,456       $404,364

 Net income per Unit outstanding (a)        $     0.18     $     0.18




(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.



          See accompanying notes to consolidated financial statements.

                          BRAUVIN INCOME PLUS L.P. III
                        (a Delaware limited partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                For the period January 1, 1992 to March 31, 1995


                                General     Interest
                               Partners      Holders*       Total

Balance, January 1, 1992       $24,300    $18,320,204    $18,344,504

Contributions, net                  --        150,611        150,611
Selling commissions and other
 offering costs                     --        (30,542)       (30,542)
Net income                      28,783      1,410,366      1,439,149
Cash distributions                  --     (1,958,231)    (1,958,231)
Balance, December 31, 1992      53,083     17,892,408     17,945,491

Contributions, net                  --        249,281        249,281
Selling commissions and other
 offering costs                     --        (30,564)       (30,564)
Net income                      32,289      1,582,139      1,614,428
Cash distributions                  --     (1,973,921)    (1,973,921)
Balance, December 31, 1993      85,372     17,719,343     17,804,715

Contributions, net                  --        145,507        145,507
Selling commissions and
 other offering costs (Note 1)      --        (31,848)       (31,848)
Net income                          --      1,668,247      1,668,247
Cash distributions              (5,500)    (2,007,702)    (2,013,202)
Balance, December 31, 1994      79,872     17,493,547     17,573,419

Contributions, net                  --        (21,589)       (21,589)
Selling commissions and
 other offering costs (Note 1)      --         (8,325)        (8,325)
Net income                       8,234        403,456        411,690
Cash distribution              (13,000)      (512,617)      (525,617)
Balance, March 31, 1995       $ 75,106    $17,354,472    $17,429,578

* Total Units sold at March 31, 1995, December 31, 1994, 1993 and 1992 were 2,205,574, 2,208,472, 2,193,182 and 2,168,254, respectively. Cash distributions to Limited Partners per Unit were $0.23, $0.91, $0.91 and $0.91 for the three months ended March 31, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively.
Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.

          See accompanying notes to consolidated financial statements.

                          BRAUVIN INCOME PLUS L.P. III
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,


                                                 1995              1994

Cash flows from operating activities:
   Net income                                 $411,690          $412,616
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Equity interest in Brauvin Gwinnett
   County Venture                               (3,154)           (2,537)
   Minority interest's share of income
   from Brauvin Chili's Limited Partnership        170               136
   Depreciation and amortization                98,108            97,743
   Decrease in rent receivables                 12,529             6,923
   Increase in deferred rent receivable         (2,157)           (2,532)
   Increase in due from affiliates                (374)             (142)
   Decrease in rent received in advance        (83,190)          (13,379)
   Increase in due to affiliates                   707               615
   Increase (decrease) in accounts payable
    and accrued expenses                         9,843           (23,738)
   Decrease in prepaid offering costs            1,448                --
   Total adjustments                            33,931            63,089
   Net cash provided by operating activities   445,620           475,705

Cash flows from investing activities:
   Cash distribution to minority interest
   - Brauvin Chili's Limited Partnership           (75)            (150)
   Cash distribution from Brauvin Gwinnett
   County Venture                                5,120            2,241
   Net cash provided by investing activities     5,045            2,091

Cash flows from financing activities:
   Sale of Units, net of liquidations and
   selling commissions                        (29,914)           (2,160)
   Cash distributions to General Partners      (13,000)               --
   Cash distributions to Limited Partners     (512,617)         (495,431)
   Net cash used in financing activities      (555,531)         (497,591)

Net decrease in cash and cash equivalents     (104,866)          (19,795)
Cash and cash equivalents at beginning of
period                                         925,719           579,340
Cash and cash equivalents at end of period    $820,853          $559,545




          See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                      (a Delaware limited partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  BRAUVIN INCOME PLUS L.P. III (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors III, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Realty Advisors III, Inc. is owned by Messrs. Brault (50%) and Froelich (50%). Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent for the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990.
The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through March 31, 1995, the Partnership has sold $22,055,738 of Units. This total includes $990,017 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan") and are net of Units purchased by the Partnership from Limited Partners liquidating their investments in the Partnership which Units were retired. As of March 31, 1994, the Plan participants have acquired Units under the Plan which approximate 4% of the total Units outstanding.

  The Partnership has acquired the land and buildings underlying five Ponderosa restaurants, two Chi-Chi's restaurants, one International House of Pancakes restaurant, one Applebee's restaurant, two Sports Unlimited stores, and three Steak n Shake restaurants. The Partnership also acquired a 99.5% and 6.4% equity interests in two joint ventures with entities affiliated with the Partnership. These ventures own the land underlying a Chili's restaurant and a CompUSA store, respectively.


  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Rental income is recognized on a straight-line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged as applicable to deferred rent receivable.

 Federal Income Taxes

  Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the Consolidated Financial Statements. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

  Consolidation of Joint Venture

  The Partnership owns a 99.5% equity interest in a joint venture, Brauvin Chili's Limited Partnership, which owns one Chili's restaurant. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Brauvin Chili's Limited Partnership. All significant intercompany accounts have been eliminated.

  Investment in Joint Venture

  The Partnership owns a 6.4% equity interest in a joint venture, Brauvin Gwinnett County Venture, which owns one CompUSA store. The accompanying financial statements include the investment in Brauvin Gwinnett County Venture using the equity method of accounting.

  Investment in Real Estate

  The operating properties acquired by the Partnership are stated at cost including acquisition costs, net of accumulated depreciation. Depreciation expense is computed on a straight-line basis over approximately 35 years.

  Organization and Offering Costs

  Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs are amortized over a period of five years using the straight-line method. Offering costs represent costs incurred in selling Units, such as the printing of the Prospectus and marketing materials. Offering costs have been recorded as a reduction of Limited Partners' Capital.

  The General Partners have guaranteed payment of any organization and offering costs that exceed defined percentages of the gross proceeds of the offering. Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Subsequently, gross proceeds are expected to increase due to the purchase of additional Units through the distribution reinvestment plan (the "Plan") and the prepaid offering costs will be transferred to offering costs and treated as a reduction in Partners' Capital.

  Cash and Cash Equivalents

  Cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

(2)    PARTNERSHIP AGREEMENT

  Distributions

  All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement") shall be distributed:

(a) first, to the Limited Partners until the Limited Partners receive an amount equal to a 9-1/4% non-cumulative, non-compounded, annual return on Adjusted Investment, as such term is defined in the Agreement, commencing on the last day of the calendar quarter in which the Unit was purchased (the "Current Preferred Return"); and (b) thereafter, any remaining amounts will be distributed 98% to the Limited Partners (on a pro rata basis) and 2% to the General Partners.

  The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

     . first, pro rata to the Limited Partners until each Limited Partner has received an amount equal to a 10.5% cumulative, non-compounded, annual return of Adjusted Investment (the "Cumulative Preferred Return");

     . second, to the Limited Partners until each Limited Partner has been paid an amount equal to his Adjusted Investment, as defined in the Agreement, apportioned pro rata among the Limited Partners based on the amount of the Adjusted Investment;

     . thereafter, 95% to the Limited Partners (apportioned pro rata based on Units) and 5% to the General Partners.

  Distributions to Limited Partners for the first quarter of 1995 will be made to investors receiving quarterly distributions on May 15, 1995 and to investors receiving monthly distributions on approximately April, May and June 15, 1995, in the aggregate amount of $504,470.

  Profits and Losses

  Net profits and losses from operations of the Partnership [computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code")] for each taxable year of the Partnership shall be allocated to each Partner in the same ratio as the cash distributions received by such Partner attributable to that period bears to the total cash distributed by the Partnership. In the event that there are no cash distributions, net profits and losses from operations of the Partnership (computed without regard to any allowance for depreciation or cost recovery deductions under the Code) shall be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2% to the General Partners and 98% to the Taxable Class Limited Partners, as defined in the Agreement.

  The net profit of the Partnership from any sale or other disposition of a Partnership property shall be allocated (with ordinary income being allocated first) as follows: (a) first, an amount equal to the aggregate deficit balances of the Partners' Capital Accounts, as such term is defined in the Agreement, shall be allocated to each Partner who or which has a deficit Capital Account balance in the same ratio as the deficit balance of such Partner's Capital Account bears to the aggregate of the deficit balances of all Partners' Capital Accounts; (b) second, to the Limited Partners until the Capital Account balances of the Limited Partners are equal to any unpaid Cumulative Preferred Return, as of such date; (c) third, to the Limited Partners until the Capital Account balances of the Limited Partners are equal to the sum of the amount of their Adjusted Investment plus any unpaid Cumulative Preferred Return; (d) fourth, to the General Partners until their Capital Account balances are equal to any previously subordinated fees; and
(e) thereafter, 95% to the Limited Partners and 5% to the General Partners.
The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: (a) first, an amount equal to the aggregate positive balances in the Partners' Capital Accounts, to each Partner in the same ratio as the positive balance in such Partner's Capital Account bears to the aggregate of all Partners' positive Capital Accounts balances; and (b) thereafter, 95% to the Limited Partners and 5% to the General Partners.

(3)  TRANSACTIONS WITH RELATED PARTIES

  The Partnership paid an affiliate of the General Partners an acquisition fee of 5% of the gross proceeds of the Partnership's offering for their services in connection with the acquisition of properties. An allocation of acquisition fees related to the properties not ultimately purchased by the Partnership were expensed as incurred.

  The Partnership paid the selling agent a non-accountable expense allowance in an amount equal to 2% of the gross proceeds of the Partnership's offering, a portion of which was reallowed to Participating Dealers.

  The Partnership pays an affiliate of the General Partners an annual property management fee equal to up to 1% of gross revenues derived from Partnership properties managed by such affiliate. The property management fee is subordinated to receipt by the Limited Partners of distributions of Operating Cash Flow in an amount equal to the Current Preferred Return.

  An affiliate of one of the General Partners provides securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1995 and 1994 were as follows:

                                                1995       1994


    Selling commissions                       $ 6,878     $ 6,528
    Management fees                             6,693         --
    Reimbursable operating expenses            18,000      18,900
    Legal fees                                    861         900


(4) EQUITY INVESTMENT

  The Partnership owns an equity interest in the Brauvin Gwinnett County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture:

                        BRAUVIN GWINNETT COUNTY VENTURE

                        March 31, 1995    December 31, 1994

Land and buildings, net  $2,410,824        $  2,422,262
Other assets                  9,640              45,198
                         $2,420,464         $ 2,467,460

Liabilities       $              --       $      19,792
Partners' capital         2,420,464           2,447,668
                         $2,420,464          $2,467,460


                        For the three months ended March 31,

                                1995              1994

Rental income            $   61,327            $58,465

Expenses:
Depreciation                 11,438             11,438
Management fees                 602                594
Operating and administrative    --               6,799
                             12,040             18,831
Net income                  $49,287            $39,634

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. The Partnership continues to raise additional funds through the Plan. The Plan raised $917,622 through December 31, 1994 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1994, Units valued at $137,290 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

     The General Partners will be adopting an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

     The Partnership purchased the land, buildings and improvements underlying five Ponderosa restaurants on January 19, 1990, February 16, 1990, March 19, 1990, April 24, 1990 and June 4, 1990, respectively. In addition, the Partnership closed on the land, buildings and improvements underlying two Chi-Chi's restaurants; the first closed on March 12, 1991 and the second closed on March 27, 1991. The land, buildings and improvements underlying an IHOP restaurant were purchased on April 26, 1991, an Applebee's restaurant on June 5, 1991 (which was expanded in 1992), two Sports Unlimited sporting goods stores on September 17, 1991, a Chili's restaurant on February 7, 1992 and three Steak n Shake restaurants on April 16, 1992.

     The Partnership is fully invested in properties with the exception of funds raised through the Plan. These operating properties are expected to generate cash flow for the Partnership after deducting certain operating and general and administrative expenses from their rental income. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date       1995    1994   1993    1992   1991

February 15   9.25%   9.00%  9.00%   9.25%  9.25%

May 15        9.25    9.00   9.00    9.25   9.25

August 15             9.00   9.00    9.00   9.25

November 15           9.25   9.00    9.00   9.25

   Future increases in the Partnership's distribution will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

Results of Operations - Three Months ended March 31, 1995 and 1994

   Results of operations for the three months ended March 31, 1995 reflected net income of $411,690 compared to $412,616 for the three months ended March 31, 1994, a decrease of approximately $900. The decrease in net income was mainly due to an increase in management fee expense which was mostly offset by an increase in interest income. Total income for the three months ended March 31, 1995 was $549,519 as compared to $543,909 for the three months ended March 31, 1994, an increase of approximately $6,000. The increase in total income is mainly due to an increase in interest income as a result of higher interests on funds invested. Total expenses for the three months ended March 31, 1995 were $140,813 as compared to $133,694 for the three months ended March 31, 1994, an increase of approximately $7,000. The increase in expenses was due to the Partnership incurring management fees during the first quarter of 1995 as a result of the limited partners receiving a 9.25% distribution on their invested capital.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        None.

ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits and Reports On Form 8-K.

        None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     BY: Brauvin Realty Advisors III, Inc.
                         Corporate General Partner of
                         Brauvin Income Plus L.P. III



                         BY:   /s/ Jerome J. Brault
                               Jerome J. Brault
                               Chairman of the Board of Directors,
                               President and Chief Executive Officer

                         DATE: May 12, 1995



                         BY:   /s/ Thomas J. Coorsh
                               Thomas J. Coorsh
                               Chief Financial Officer and Treasurer

                         DATE: May 12, 1995