Form 10-Q/A
period 1995-03-31
BRAUVIN INCOME PLUS L P III
filed 1995-07-13
CIK 850142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly year ended     March  31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to

     Commission File Number   0-19219

                        Brauvin Income Plus L.P. III
                (Exact name of registrant as specified in its charter)

                 Delaware                             36-3639043
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

     150 South Wacker Drive, Chicago, Illinois           60606
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

        Exhibit 27-Financial Data Schedule.

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

                         DATE: July 12, 1995



                         BY:   /s/ Thomas J. Coorsh
                               Thomas J. Coorsh
                               Chief Financial Officer and Treasurer

                         DATE: July 12, 1995