Form 10-Q
period 1995-06-30
BRAUVIN INCOME PLUS L P III
filed 1995-08-14
CIK 850142

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly year ended     June 30, 1995


                                    or


[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the transition period from   to

     Commission File Number   0-19219

                 Brauvin Income Plus L.P. III
     (Exact name of registrant as specified in its charter)

               Delaware                               36-3639043

   (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)    Identification No.)

150 South Wacker Drive, Chicago,Illinois  60606
(Address of principal executive offices)  (Zip Code)

                      (312) 443-0922
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .

                       BRAUVIN INCOME PLUS L.P. III

                                 Index

                                                            Page
PART I     Financial Information

 Item 1. Consolidated Financial Statements. . . . . . . . .    3

         Consolidated Balance Sheets at June 30, 1995 and
         December 31, 1994. . .                                4

         Consolidated Statements of Operations for the six
         months ended June 30, 1995 and June 30, 1994. . . . . 5

         Consolidated Statements of Operations for the three
         months ended June 30, 1995 and June 30, 1994. . . . . 6

         Consolidated Statements of Partners' Capital for
         the periods January 1,1992 to June 30, 1995 . .       7

         Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and June 30, 1994. . . 8

         Notes to Consolidated Financial Statements . . . .    9

 Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . .14

                                 PART II

PART II  Other Information

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .   16

 Item 2. Changes in Securities. . . . . . . . . . . . . . .   16

 Item 3. Defaults Upon Senior Securities. . . . . . . . . .   16

 Item 4. Submissions of Matters to a Vote of Security Holders 16

 Item 5. Other Information. . . . . . . . . . . . . . . . .  16

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .  16
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  17

                     PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

     Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1995, Consolidated Statements of Operations for the six months ended June 30, 1995 and 1994, Consolidated Statements of Operations for the three months ended June 30, 1995 and 1994, Consolidated Statements of Partners' Capital for the periods January 1, 1992 to June 30, 1995 and Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form
10-K.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                         June 30,  December 31,
                                           1995       1994
ASSETS

 Investment in real estate, at cost:
 Land                                 $ 7,845,528  $ 7,845,528
 Buildings and improvements            10,463,264   10,463,264
                                       18,308,792   18,308,792
    Less: accumulated depreciation     (1,680,866)  (1,486,513)
    Net investment in real estate      16,627,926   16,822,279

 Investment in Brauvin Gwinnett County
   Venture (Note 4)                       154,830      157,014

 Cash and cash equivalents                855,165      925,719
 Rent receivable                               --       13,755
 Deferred rent receivable                  32,258       27,943
 Due from affiliates                        3,107        2,352
 Prepaid offering costs                    75,208       78,078
    Total Assets                      $17,748,494  $18,027,140

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Accounts payable and accrued expenses $  279,521  $   298,738
 Rent received in advance                  82,477      144,944
 Due to affiliates                          3,519       10,421
    Total Liabilities                     365,517      454,103

MINORITY INTEREST IN BRAUVIN CHILI'S

 LIMITED PARTNERSHIP                         (361)        (382)

PARTNERS' CAPITAL:
 General Partners                          73,272       79,872
 Limited Partners                      17,310,066   17,493,547
    Total Partners' Capital            17,383,338   17,573,419
    Total Liabilities and
 Partners' Capital                    $17,748,494  $18,027,140

 See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Six Months Ended June 30,


                                                1995       1994
INCOME:
Rental                                      $1,089,811 $1,072,057
 Interest                                       15,674      7,484
 Other                                           3,200     15,718
    Total Income                             1,108,685  1,095,259

EXPENSES:
 Management fees                                17,953         --
 General and administrative                     66,293     87,929
 Amortization of organization costs                 --      3,000
 Depreciation                                  194,353    194,352
    Total expenses                             278,599    285,281

 Income before minority interest and
 equity interest in joint ventures             830,086    809,978

 Minority interest share in Brauvin Chili's
Limited Partnership's net income                  (321)     (279)

 Equity interest in Brauvin Gwinnett
  County Venture's net income                    6,456      6,499

 Net income                                  $ 836,221  $ 816,198
 Net income allocated to the General Partners$  16,724  $  16,324

 Net income allocated to the Limited Partners$ 819,497  $ 799,874

 Net income per Unit outstanding (a)           $  0.37  $    0.37

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.


   See accompanying notes to consolidated financial statements.
                      BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30,

                                                1995       1994

INCOME:
 Rental                                      $552,993   $536,407
 Interest                                       5,479      4,285
 Other                                            694     10,658
  Total Income                                559,166    551,350

EXPENSES:
 Management fees                               11,260         --
 General and administrative                    30,281     51,978
 Amortization of organization costs                --      1,500
 Depreciation                                  96,246     98,109
    Total expenses                            137,787    151,587

Income before minority interest and
 equity interest in joint ventures            421,379    399,763

Minority interest's share in Brauvin Chili's
    Limited Partnership's net income             (151)      (143)

Equity interest in Brauvin Gwinnett County
 Venture's net income                           3,302      3,962

Net income                                   $424,530   $403,582

Net income allocated to the General Partners $  8,490   $  8,072

Net income allocated to the Limited Partners $416,041   $395,510

Net income per Unit outstanding (a)       $      0.19   $   0.19

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

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              For the period January 1, 1992 to June 30, 1995


                            General     Interest
                           Partners      Holders*       Total

Balance, January 1, 1992    $24,300    $18,320,204   $18,344,504

Contributions, net               --        150,611       150,611
Selling commissions and other
 offering costs                  --        (30,542)      (30,542)
Net income                   28,783      1,410,366     1,439,149
Cash distributions               --     (1,958,231)   (1,958,231)
Balance, December 31, 1992   53,083     17,892,408    17,945,491

Contributions, net               --        249,281       249,281
Selling commissions and other
 offering costs                  --        (30,564)      (30,564)
Net income                   32,289      1,582,139     1,614,428
Cash distributions               --     (1,973,921)   (1,973,921)
Balance, December 31, 1993   85,372     17,719,343    17,804,715

Contributions, net               --        145,507       145,507
Selling commissions and
 other offering costs (Note 1)   --        (31,848)      (31,848)
Net income                       --      1,668,247     1,668,247
Cash distributions           (5,500)    (2,007,702)   (2,013,202)
Balance, December 31, 1994   79,872     17,493,547    17,573,419

Contributions, net               --         49,601        49,601
Selling commissions and
 other offering costs (Note 1)   --        (16,513)      (16,513)
Net income                   16,724        819,497       836,221
Cash distribution           (23,324)    (1,036,066)   (1,059,390)
Balance, June 30, 1995     $ 73,272    $17,310,066   $17,383,338

* Total Units sold at June 30, 1995, December 31, 1994, 1993 and 1992 were 2,212,693, 2,208,472, 2,193,182 and 2,168,254, respectively. Cash distributions to Limited Partners per Unit were $0.47, $0.91,$0.91 and $0.91 for the six months ended June 30, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.

 See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30,




                                                1995      1994

Cash flows from operating activities:
   Net income                                $836,221   $816,198
   Adjustments to reconcile net income to
    net cash provided by operating activities:
   Equity interest in Brauvin Gwinnett County
    Venture                                     6,456)    (6,499)
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership            321       279
   Depreciation and amortization               194,353   197,352
   Decrease in rent receivables                 13,755     8,792
   Increase in deferred rent receivable         (4,315)   (5,064)
   Increase in due from affiliates                (755)     (688)
   Decrease in rent received in advance        (62,467)  (44,143)
   Decrease in due to affiliates                (6,902)   (6,173)
   Increase in tenant security deposits             --   198,448
   Decrease in accounts payable
    and accrued expenses                       (19,217)  (25,412)
   Decrease in prepaid offering costs            2,870       --
   Total adjustments                           111,187   316,892
   Net cash provided by operating activities   947,408 1,133,090

Cash flows from investing activities:
   Cash distribution to minority interest -
    Brauvin Chili's Limited Partnership          (300)      (390)
   Cash distribution from Brauvin Gwinnett
    County Venture                              8,640      7,681
   Net cash provided by investing activities    8,340      7,291

Cash flows from financing activities:
   Sale of Units, net of liquidations and
    selling commissions                        33,088     26,978
   Cash distributions to General Partners     (23,324)        --
   Cash distributions to Limited Partners  (1,036,066)(1,003,809)
   Net cash used in financing activities   (1,026,302)  (976,831)

Net decrease in cash and cash equivalents    (70,554)   163,550
Cash and cash equivalents at beginning of
 period                                      925,719    579,340
Cash and cash equivalents at end of period  $855,165   $742,890



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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through June 30, 1995, the Partnership has sold $22,126,928 of Units. This total includes $1,212,838 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan") and are net of Units purchased by the Partnership from Limited Partners liquidating their investments in the Partnership which Units were retired. As of June 30, 1995, the Plan participants have acquired Units under the Plan which approximate 5.5% of the total Units outstanding.

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

(2)    PARTNERSHIP AGREEMENT

  Distributions

  All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement") shall be distributed:(a) first, to the Limited Partners until the Limited Partners receive an amount equal to a 9-1/4% non-cumulative, non-compounded, annual return on Adjusted Investment, as such term is defined in the Agreement, commencing on the last day of the calendar quarter in which the Unit was purchased (the "Current Preferred Return"); and (b) thereafter, any remaining amounts will be distributed 98% to the Limited Partners (on a pro rata basis) and 2% to the General Partners.

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

  Distributions to Limited Partners for the second quarter of 1995 will be made to investors receiving quarterly distributions on August 15, 1995 and to investors receiving monthly distributions on approximately July, August and September 15, 1995, in the aggregate amount of $509,937.



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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1995 and 1994 were as follows:

                                  1995           1994
    Selling commissions        $ 13,641            $ 12,966
    Management fees              11,260                  --
    Reimbursable operating
      expenses                   36,000              37,800
    Legal fees                       --               1,800

(4) EQUITY INVESTMENT

  The Partnership owns an equity interest in the Brauvin Gwinnett
County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Gwinnett County Venture:

                      BRAUVIN GWINNETT COUNTY VENTURE

                            June 30, 1995   December 31, 1994

Land and buildings, net       $2,399,386          $2,422,262
Other assets                      14,157              45,198
   Total Assets               $2,413,543          $2,467,460

Liabilities             $             --        $     19,792
Partners' capital              2,413,543           2,447,668
   Total Liabilities and
     Partners Capital         $2,413,543          $2,467,460

                        For the six months ended June 30,

                                  1995              1994

Rental income                  $ 124,978          $ 132,354
Expenses:
   Depreciation                   22,876             22,876
   Management fees                 1,229              1,135
   Operating and administrative                           --
6,800

Net income                      $100,874           $101,543


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Liquidity and Capital Resources
     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000,which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. The Partnership continues to raise additional funds through the Plan. The Plan raised $1,212,838 through June 30, 1995 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1994, Units valued at $231,274 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

     The General Partners will be adopting an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

     The Partnership purchased the land, buildings and improvements underlying five Ponderosa restaurants on January 19, 1990, February 16, 1990, March 19, 1990, April 24, 1990 and June
4, 1990,respectively. In addition, the Partnership closed on the land, buildings and improvements underlying two Chi-Chi's restaurants; the first closed on March 12, 1991 and the second closed on March 27, 1991. The land, buildings and improvements underlying an IHOP restaurant were purchased on April 26, 1991, an Applebee's restaurant on June 5, 1991 (which was expanded in 1992), two Sports Unlimited sporting goods stores on September 17, 1991, a Chili's restaurant on February 7, 1992 and three Steak n Shake restaurants on April 16, 1992.

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

Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date       1995    1994   1993    1992   1991

February 15   9.25%   9.00%  9.00%   9.25%  9.25%

May 15        9.25    9.00   9.00    9.25   9.25

August 15     9.25    9.00   9.00    9.00   9.25

November 15           9.25   9.00    9.00   9.25

   Future increases in the Partnership's distribution will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.
   In order to enhance the Partnership's diversity and overall financial performance, the General Partners have recently agreed to the following two changes within the Partnership's Ponderosa portfolio. First, Unit #856 in Dayton, Ohio is being converted into a Bennigan's. Bennigan's is an affiliate of Ponderosa. Metromedia Steakhouses Company L.P., the current lease obligor, will remain liable on the existing lease. However, the General Partners believe the conversion will ultimately generate additional percentage rent to the Partnership and enhance the overall security of the lease. The conversion is anticipated to be completed in October, 1995. Second, on July 13, 1995, Unit #173 in Elmhurst, Illinois was subleased to a local operator. This sublease will cause base rent to increase by 10% to the Partnership. Metromedia Steakhouses remains fully liable under the terms of the original lease. The General Partners believe these changes within the Partnership's Ponderosa portfolio will add to both diversity and the underlying quality of the Partnership's assets.

   Since the distribution to Limited Partners had been at least 9.25% per annum during the six months ended June 30, 1995, the General Partners and its affiliates collected a management fee of $11,260 and received $10,325 in Operating Cash Flow distributions. This is anticipated to continue throughout 1995.


Results of Operations - Six Months ended June 30, 1995 and 1994

   Results of operations for the six months ended June 30, 1995 reflected net income of $836,221 compared to $816,198 for the six months ended June 30, 1994, an increase of approximately $20,000. The increase in net income was due to an increase in rental income and interest income and a decrease in total expenses. Total income for the six months ended June 30, 1995 was $1,108,685 as compared to $1,095,259 for the six months ended June 30, 1994, an increase of approximately $13,000. The increase in total income is mainly due to an increase in rental income as a result of increased percentage rents. Total expenses for the six months ended June 30, 1995 were $278,599 as compared to $285,281 for the six months ended June 30, 1994, a decrease of
approximately $7,000.   The decrease in expenses was due to a
decrease in general and administrative expenses as a result of a decrease in legal expense which was mostly offset by the Partnership incurring management fees during 1995 as a result of the limited partners receiving a 9.25% distribution on their invested capital.

Results of Operations - Three Months ended June 30, 1995 and 1994

   Results of operations for the three months ended June 30, 1995 reflected net income of $424,530 as compared to $403,582 for the three months ended June 30, 1994, an increase of approximately $21,000. Total income for the three months ended June 30, 1995 was $559,166 as compared to $551,350 for the three months ended June 30, 1994, an increase of approximately $8,000. Total expenses for the three months ended June 30, 1995 were $137,787 as compared to $151,587 for the three months ended June 30, 1994, a decrease of approximately $14,000.

                        PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        None.

ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits and Reports On Form 8-K.

        Exhibit 27.  Financial Data Schedule

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

                    DATE: August 14, 1995


                    BY:   /s/ Thomas J. Coorsh
                          Thomas J. Coorsh
                          Chief Financial Officer and Treasurer

                         DATE: August 14, 1995