Form 10-Q
period 1995-09-30
BRAUVIN INCOME PLUS L P III
filed 1995-11-14
CIK 850142

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly year ended   September 30, 1995

                                    or

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

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                                   INDEX

                                                                       Page
PART I     Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . . . .        3

         Consolidated Balance Sheets at September 30, 1995 and
         December 31, 1994. . . . . . . . . . . . . . . . . . . . .        4

         Consolidated Statements of Operations for the nine months
         ended September 30, 1995 and September 30, 1994. . . . . .        5

         Consolidated Statements of Operations for the three
         months ended September 30, 1995 and September 30, 1994 . .        6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1992 to September 30, 1995. . . . .        7

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1995 and September 30, 1994. . . . . .        8

         Notes to Consolidated Financial Statements . . . . . . . .        9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .       16

                                 PART II

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .       19

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .       19

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .       19

Item 4.  Submissions of Matters to a Vote of Security Holders . . .       19

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .       19

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .       19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

                      PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1995, Consolidated Statements of Operations for the nine months ended September 30, 1995 and 1994, Consolidated Statements of Operations for the three months ended September 30, 1995 and 1994, Consolidated Statements of Partners' Capital for the periods January 1, 1992 to September 30, 1995 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS


                                              September 30,   December 31,
                                                  1995           1994
ASSETS

 Investment in real estate, at cost:
    Land                                       $ 7,845,528      $ 7,845,528
    Buildings and improvements                  10,463,264       10,463,264
                                                18,308,792       18,308,792
    Less: accumulated depreciation              (1,777,111)      (1,486,513)
    Net investment in real estate               16,531,681       16,822,279

 Investment in Brauvin Gwinnett
    County Venture (Note 4)                        154,064          157,014

 Cash and cash equivalents                         939,775          925,719
 Rent receivable                                        --           13,755
 Deferred rent receivable                           34,415           27,943
 Due from affiliates                                    --            2,352
 Prepaid offering costs                             73,751           78,078
    Total Assets                               $17,733,686      $18,027,140

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses         $   298,773      $   298,738
 Rent received in advance                           47,440          144,944
 Due to affiliates                                   3,538           10,421
    Total Liabilities                              349,751          454,103

MINORITY INTEREST IN BRAUVIN CHILI'S
 LIMITED PARTNERSHIP                                  (325)            (382)

PARTNERS' CAPITAL:
 General Partners                                   71,989           79,872
 Limited Partners                               17,312,271       17,493,547
    Total Partners' Capital                     17,384,260       17,573,419

    Total Liabilities and Partners'
    Capital                                    $17,733,686      $18,027,140

       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended September 30,


                                                   1995           1994
INCOME:
 Rental                                            $1,676,721    $1,636,721
 Interest                                              20,232        17,461
 Other                                                  2,979        18,782
    Total Income                                    1,699,932     1,672,964

EXPENSES:
 Management fees                                       23,590            --
 General and administrative                           102,310       120,208
 Amortization of organization costs                        --         4,500
 Depreciation                                         290,598       296,190
    Total expenses                                    416,498       420,898

 Income before minority interest and
    equity interest in joint ventures               1,283,434     1,252,066

 Minority interest share in Brauvin Chili's
    Limited Partnership's net income                     (482)         (381)

 Equity interest in Brauvin Gwinnett
    County Venture's net income                         9,530         9,407

 Net income                                        $1,292,482    $1,261,092

 Net income allocated to the
    General Partners                               $   25,850    $   25,222

 Net income allocated to the
    Limited Partners                               $1,266,632    $1,235,870

 Net income per Unit outstanding (a)               $      .57    $     0.56


(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

       See accompanying notes to consolidated financial statements.

                      BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended September 30,

                                                   1995            1994
INCOME:
 Rental                                           $ 586,910      $564,664
 Interest                                             4,558         9,977
 Other                                                 (221)        3,064
    Total Income                                    591,247       577,705

EXPENSES:
 Management fees                                      5,637            --
 General and administrative                          36,017        32,279
 Amortization of organization costs                      --         1,500
 Depreciation                                        96,245       101,838
    Total expenses                                  137,899       135,617

Income before minority interest and
 equity interest in joint ventures                  453,348       442,088

Minority interest's share in Brauvin
 Chili's Limited Partnership's net income              (161)         (102)

Equity interest in Brauvin Gwinnett
 County Venture's net income                          3,074         2,908

Net income                                        $ 456,261      $444,894

Net income allocated to the
 General Partners                                 $   9,125      $  8,898

Net income allocated to the
 Limited Partners                                 $ 447,136      $435,996

Net income per Unit outstanding (a)               $     .20      $   0.20


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

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           For the period January 1, 1992 to September 30, 1995

                                     General      Limited
                                    Partners     Partners*       Total
Balance, January 1, 1992           $ 24,300    $18,320,204    $18,344,504
Contributions, net                       --        150,611        150,611
Selling commissions and other
 offering costs (Note 1)                 --        (30,542)       (30,542)
Net income                           28,783      1,410,366      1,439,149
Cash distributions                       --     (1,958,231)    (1,958,231)
Balance, December 31, 1992           53,083     17,892,408     17,945,491

Contributions, net                       --        249,281        249,281
Selling commissions and other
 offering costs (Note 1)                 --        (30,564)       (30,564)
Net income                           32,289      1,582,139      1,614,428
Cash distributions                       --     (1,973,921)    (1,973,921)
Balance, December 31, 1993           85,372     17,719,343     17,804,715

Contributions, net                       --        145,507        145,507
Selling commissions and other
 offering costs (Note 1)                 --        (31,848)       (31,848)
Net income                               --      1,668,247      1,668,247
Cash distributions                   (5,500)    (2,007,702)    (2,013,202)
Balance, December 31, 1994           79,872     17,493,547     17,573,419

Contributions, net                       --        122,388        122,388
Selling commissions and other
 offering costs (Note 1)                 --        (24,885)       (24,885)
Net income                           25,850      1,266,632      1,292,482
Cash distribution                   (33,733)    (1,545,411)    (1,579,144)
Balance, September 30, 1995       $  71,989    $17,312,271    $17,384,260

* Total Units sold at September 30, 1995, December 31, 1994, 1993 and 1992 were 2,219,972, 2,208,472, 2,193,182 and 2,168,254, respectively. Cash distributions to Limited Partners per Unit were $0.70, $0.91, $0.91 and $0.91 for the nine months ended September 30, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.


       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30,

                                                    1995             1994
Cash flows from operating activities:
   Net income                                     $1,292,482       $1,261,092
   Adjustments to reconcile net income to
    net cash provided by operating activities:
   Equity interest in Brauvin Gwinnett
    County Venture                                    (9,530)          (9,407)
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                  482              381
   Depreciation and amortization                     290,598          300,690
   Decrease in rent receivables                       13,755            8,792
   Increase in deferred rent receivable               (6,472)          (7,596)
   Decrease (increase) in due from affiliates          2,352             (688)
   Decrease in rent received in advance              (97,504)         (79,717)
   Decrease in due to affiliates                      (6,883)          (5,745)
   Increase in tenant security deposits                   --          198,448
   Increase (decrease) in accounts payable
    and accrued expenses                                  35           (9,320)
   Total adjustments                                 186,833          395,838
   Net cash provided by operating activities       1,483,642        1,656,930

Cash flows from investing activities:
   Cash distribution to minority interest -
    Brauvin Chili's Limited Partnership                 (425)            (515)
   Cash distribution from Brauvin Gwinnett
    County Venture                                    12,480           11,521
   Net cash provided by investing activities          12,055           11,006

Cash flows from financing activities:
   Sale of Units, net of selling commissions
    and other offering costs                         101,830           67,338
   Cash distributions to General Partners                 --               --
   Cash distributions to Limited Partners         (1,545,411)      (1,497,575)
   Net cash used in financing activities          (1,477,314)      (1,430,237)

Net increase in cash and cash equivalents             14,056          237,699
Cash and cash equivalents at beginning
   of period                                         925,719          579,340
Cash and cash equivalents at end of period        $  939,775       $  817,039

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

     The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through September 30, 1995, the Partnership has sold $22,199,715 of Units. This total includes $1,285,625 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan") and are net of Units purchased by the Partnership from Limited Partners liquidating their investments in the Partnership which Units were retired. As of September 30, 1995, the Plan participants have acquired Units under the Plan which approximate 5.8% of the total Units outstanding.

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

     Distributions to Limited Partners for the third quarter of 1995 will be made to investors receiving quarterly distributions on November 15, 1995 and to investors receiving monthly distributions on approximately October, November and December 15, 1995, in the aggregate amount of $515,417.

     A distribution to the General Partners for the third quarter of 1995 will be made on November 15, 1995 in the amount of $10,519.

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

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 1995 and 1994 were as follows:
                                           1995             1994

   Selling commissions                      $22,743          $21,643
   Management fees                           23,590               --
   Reimbursable operating expenses           54,000           56,251
   Legal fees                                 4,356            2,700

(4)  EQUITY INVESTMENT

     The Partnership owns an equity interest in the Brauvin Gwinnett County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture:

                   BRAUVIN GWINNETT COUNTY VENTURE

                              September 30, 1995      December 31, 1994

Land and buildings, net              $2,387,949             $2,422,262
Other assets                             13,625                 45,198
 Total Assets                        $2,401,574             $2,467,460

Liabilities                          $       --             $   19,792
Partners' capital                     2,401,574              2,447,668
 Total Liabilities and
   Partners Capital                  $2,401,574             $2,467,460

               For the Nine Months Ended September 30,

                                        1995          1994

Rental income                            $190,751       $191,729
Expenses:
 Depreciation                              34,314         34,314
 Management fees                            1,870          1,926
 Operating and administrative               5,663          8,510

Net income                               $148,904       $146,979

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. The Partnership continues to raise additional funds through the Plan. The Plan raised $1,285,625 through September 30, 1995 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1995, Units valued at $393,510 have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and have been retired.

     The General Partners have adopted an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

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

     Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date             1995   1994    1993   1992    1991

February 15 9.25%   9.00%  9.00%   9.25%  9.25%

May 15      9.25    9.00   9.00    9.25   9.25

August 15   9.25    9.00   9.00    9.00   9.25

November 15 9.25    9.25   9.00    9.00   9.25

     Future increases in the Partnership's distribution will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

     In order to enhance the Partnership's diversity and overall financial performance, the General Partners have recently agreed to the following two changes within the Partnership's Ponderosa portfolio. First, Unit #856 in Dayton, Ohio is being converted into a Bennigan's. Bennigan's is an affiliate of Ponderosa. Metromedia Steakhouses Company L.P., the current lease obligor, will remain liable on the existing lease. However, the General Partners believe the conversion will ultimately generate additional percentage rent to the Partnership and enhance the overall security of the lease. The conversion is anticipated to be completed in early 1996. Second, on July 13, 1995, Unit #173 in Elmhurst, Illinois was subleased to a local operator. This sublease will cause base rent to increase by 10% to the Partnership. Metromedia Steakhouses remains fully liable under the terms of the original lease. The General Partners believe these changes within the Partnership's Ponderosa portfolio will add to both diversity and the underlying quality of the Partnership's assets.

     The Chi Chi's located in Hickory, North Carolina closed October 2, 1995. However, the property is leased to Foodmaker, Inc. whom has made complete payments under the lease. Foodmaker, Inc. is actively seeking a subtenant for the property.

     Since the distribution to Limited Partners had been at least 9.25% per annum during the nine months ended September 30, 1995, the General Partners and its affiliates collected a management fee of $23,590 and received $22,743 in Operating Cash Flow distributions. This is anticipated to continue throughout 1995.

Results of Operations - Nine Months ended September 30, 1995 and 1994

     Results of operations for the nine months ended September 30, 1995 reflected net income of $1,292,482 compared to $1,261,092 for the nine months ended September 30, 1994, an increase of approximately $31,000. The increase in net income was due to an increase in rental income and interest income and a decrease in total expenses. Total income for the nine months ended September 30, 1995 was $1,699,932 as compared to $1,672,964 for the nine months ended September 30, 1994, an increase of approximately $27,000. The increase in total income is mainly due to an increase in rental income as a result of increased percentage rents. Total expenses for the nine months ended September 30, 1995 were $416,498 as compared to $420,898 for the nine months ended September 30,
1994, a decrease of  approximately $4,000.   The decrease in expenses
was due to a decrease in general and administrative expenses as a result of a decrease in legal expense which was mostly offset by the Partnership incurring management fees during 1995 as a result of the limited partners receiving a 9.25% distribution on their invested capital.

Results of Operations - Three Months ended September 30, 1995 and 1994

     Results of operations for the three months ended September 30, 1995 reflected net income of $456,261 as compared to $444,894 for the three months ended September 30, 1994, an increase of approximately $11,000. Total income for the three months ended September 30, 1995 was $591,247 as compared to $577,705 for the three months ended September 30, 1994, an increase of approximately $14,000. Total expenses for the three months ended September 30, 1995 were $137,899 as compared to $135,617 for the three months ended September 30,1994, an increase of approximately $2,000. The increase in net income was mainly due to an increase in rental income as a result of increased percentage rents.

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

                         DATE: November 14, 1995



                         BY:   /s/ Thomas J. Coorsh
                               Thomas J. Coorsh
                               Chief Financial Officer and Treasurer

                         DATE: November 14, 1995