Form 10-K
period 1995-12-31
BRAUVIN INCOME PLUS L P III
filed 1996-04-01
CIK 850142

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

  For the fiscal year ended     December 31, 1995

                                or
[  ]   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

  For the transition period from                to

  Commission File Number   0-19219

                 Brauvin Income Plus L.P. III

      (Exact name of registrant as specified in its charter)

             Delaware                          36-3639043

  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization         Identification No.)

  150 South Wacker Drive, Chicago, Illinois          60606

  (Address of principal executive offices)            (Zip Code)

                         (312) 443-0922

       (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of each exchange on
                                             which registered
             None                               None


  Securities registered pursuant to Section 12(g) of the Act:

                  Limited Partnership Interests

                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant during the initial offering period was $21,307,600.
This does not reflect market value. This is the price at which the Units were sold to the public during the initial offering period, and there is no current market for the Units nor have any Units been sold within the last 60 days prior to this filing except for Units sold to or by the registrant pursuant to the registrant's distribution reinvestment plan.

Portions of the Prospectus of the registrant dated October 30, 1989 (the "Prospectus"), as supplemented December 7, 1989, December 20, 1989, April 24, 1990, December 12, 1990, August 29, 1991 and
September 17, 1991 and filed pursuant to Rule 424(b) and Rule 424 under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                   BRAUVIN INCOME PLUS L.P. III
                   1995 FORM 10-K ANNUAL REPORT

                              INDEX
                              PART I
                                                             Page
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .5

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 11

                             PART II

Item 5.   Market for the Registrant's Units and Related Security
          Holder Matters . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . 13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 15

Item 8.   Consolidated Financial Statements and Supplementary Data . . 17

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . 18

                             PART III

Item 10.  Directors and Executive Officers of the Partnership. . . . . 19

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . 21

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 13.  Certain Relationships and Related Transactions . . . . . . . 24

                             PART IV

Item 14.  Exhibits, Consolidated Financial Statements and
Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                              PART I

Item 1.     Business.

    Brauvin Income Plus L.P. III (the "Partnership") is a Delaware limited partnership formed in July 1989 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise automotive service businesses, retail stores and convenience stores, fast food and sit-down restaurants, health and recreational facilities, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $982,070 of its limited partnership interests (the "Units") commencing October 30, 1989 through December 31, 1989, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 in Units which was achieved on January 15, 1990. An additional $20,325,530 in Units were sold from the period January 1, 1990 until the Offering closed on October 29, 1991, for a cumulative total of $21,307,600. An additional $1,386,094 has been raised through the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1995. These Units were purchased from the Units reserved for the distribution reinvestment plan after the termination of the Offering. The Offering was anticipated to close on October 29, 1990, but was extended through and closed on October 29, 1991 by the General Partners with the approval of the appropriate regulatory authorities. As of December 31, 1995, $422,662 of Units sold through the Offering have been purchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments proportionally based on the number of Units owned by each Limited Partner compared to the total number of Units sold.

    The principal investment objectives of the Partnership are:
(i) preservation and protection of capital; (ii) distribution of current cash flow from the Partnership's cash flow attributable to rental income; (iii) capital appreciation; (iv) the potential for increased income and protection against inflation through escalation in the base rent or participation and growth in the sales of the lessees of the Partnership's properties; (v) the deferral of the taxation of cash distributions for Taxable Class Limited Partners; and (vi) the production of "passive" income to offset "passive" losses from other investments.

    The General Partners believe that the Partnership has, to date, met its principal investment objectives as follows: (i) distributions of current cash flow attributable to rental income;
(ii) capital appears to be appreciating as cash flow is increasing for individual properties (final determination cannot be made until properties are sold); (iii) capital is being preserved and protected through routine upkeep of properties and continued payment of real estate taxes and insurance premiums; (iv) participation in each lease either through escalation in the base rent or in the sales of the lessees of the Partnership's properties; (v) production of "passive income"; and (vi) the cash distributions for Taxable Class Limited Partners have been partially sheltered by depreciation, as explained below.

    Some tax shelter of cash distributions by the Partnership will be available to Taxable Class Limited Partners through depreciation of the underlying properties. Taxable Class Limited Partners will benefit from the special allocation of all depreciation to the Units which they acquired from the Partnership because their reduced taxable income each year will result in a reduction in taxes due, although no "spill-over" losses are expected. Taxable income generated by property operations will likely be considered passive income for federal income tax purposes because Section 469(c)(2) of the Internal Revenue Code states that a passive activity includes "any rental activity" and, therefore, is available to offset losses Taxable Class Limited Partners may have realized in other passive investments.

    It is anticipated that during the early years of the Partnership the Limited Partners will receive cash distributions in excess of their allocable share of the Partnership's income, and substantially in excess of their tax liability thereon, particularly for the Taxable Class Limited Partners due to the special allocation of depreciation deductions, although the Taxable Class Limited Partners will recognize more income from the sale of Partnership properties.

    Taxable income generated by property operations will likely be considered passive income for federal income tax purposes and, therefore, such income can be used to offset losses Taxable Class Limited Partners will receive from other passive investments, subject to certain limitations.

    The Partnership intends to dispose of its properties approximately seven to ten years after their acquisition with a view towards liquidation of the Partnership within that period.
The restated limited partnership agreement of the Partnership (the "Agreement") provides that the Partnership shall terminate December 31, 2035, unless sooner terminated.

    The terms of the transactions between the Partnership and affiliates of the General Partners of the Partnership are set forth in Item 13 below to which reference is hereby made for a description of such terms and transactions.

    The Partnership has no employees.

Market Conditions/Competition

    Since the current leases at the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts, the success of the Partnership will depend in part on the ability of those lessees to compete with similar businesses in the vicinity.

    The Partnership will compete in the disposition of property with many other entities engaged in real estate investment activities. The ability to locate purchasers will depend primarily on the success of the operating properties and the desirability of the location of the operating properties.

Item 2.     Properties.

    All lease payments are current pursuant to the terms of each of the leases. The Partnership is landlord only and does not participate in the operations of any of the properties purchased by the Partnership. 100% of the properties are occupied, with the exception of the Chi-Chi's in Hickory, North Carolina (as discussed in the following summary) and all properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

    The following information is presented only for the properties whose cost basis exceeds 10% of the gross proceeds of the Offering or whose rental income exceeds 10% of the total rental income of the Partnership.

    On September 17, 1991, the Partnership purchased from an entity unaffiliated with the Partnership the land and buildings underlying two Sports Unlimited sporting goods stores (the "Stores") for $4,350,000, plus closing costs. The Stores are located in Winter Park, Florida, a suburb of Orlando, and Charlotte, North Carolina. The Stores are leased to and operated by Sports and Recreation, Inc. ("SRI") and SRI Holdings, Inc. (collectively, the "Tenant"). The leases are for 20 years maturing in September 2011, with two ten-year renewal options. The Tenant is obligated to pay base minimum rent each month in the amount of $41,688. The base rent will increase in the third lease year effective January 1, 1994, the seventh lease year and every three years thereafter in accordance with increases in the Consumer Price Index, not to exceed 4% per annum. Pursuant to the triple-net lease, the Tenant is responsible for all obligations and expenses incident to the operation and maintenance of the Stores including all taxes, insurance premiums and structural repairs. The Tenant, based on the February 3, 1991 consolidated financial statements, had sufficient net worth and, accordingly, the General Partners determined that lease insurance, although not presently available, would not be required for these acquisitions.

    The following is a demographic summary of the five Ponderosa restaurants, two Chi-Chi's restaurants, one International House of Pancakes restaurant, one Applebee's restaurant, two Sports
Unlimited stores, one Chili's restaurant, three Steak n Shake restaurants and one CompUSA store:

Ponderosas:

Kissimmee, Florida

    Unit 1005 is located at 4042 West Vine Street. The structure, built in 1980, is a one-story, 5,360 square foot building constructed with wood trim over wood frame on an approximately
60,000 square foot site.

Waukegan, Illinois

    Unit 164 is located at 2915 Belvidere Road. The structure, built in 1970 and renovated in 1986, is a one-story, 4,700 square foot building constructed with wood and painted concrete block with wood trim over wood frame on an approximately 49,300 square foot site.

Elmhurst, Illinois

    Unit 173 is located at 856 North York Road. The structure, built in 1969, is a one-story, 4,700 square foot building constructed with painted stucco and wood trim over wood frame on an approximately 41,000 square foot site.

Dayton, Ohio

    Unit 856 is located at 726 Miller Lane. The structure, built in 1985 and renovated in 1986, is a one-story, 6,060 square foot building constructed with stucco over wood frame on an approximately 116,800 square foot site.

    In August 1995, Metromedia, the parent of Ponderosa, closed the Dayton, Ohio restaurant and subsequently reopend it as a Bennigan's restaurant in January, 1996. Per the terms of the lease, Metromedia continued to make all rent and certain occupancy payments to the Partnership.

Kansas City, Missouri

    Unit 1069 is located at 7210 Northeast 43rd Street. The structure, built in 1987, is a one-story, 5,400 square foot building constructed with stucco over wood frame on an approximately 61,420 square foot site.

Chi-Chi's:

Buffalo, New York

    Unit 360 is located at the intersection of Nile Strip and McKinley Parkway at the entrance to a regional mall. The restaurant is situated on a 1.5 acre site and contains 7,270 square feet with a seating capacity of 280 people. The property opened in January 1990.

Hickory, North Carolina

    Unit 401 is located at 2060 Highway 70 Southeast in Hickory, adjacent to the Valley Hill Mall, a 625,000 square foot regional shopping center. The property was built in 1990 and consists of a 5,678 square foot restaurant located on an approximately 50,000 square foot land parcel.

    During 1995 Chi-Chi's, the sub-tenant under the Foodmaker master lease, closed its Hickory, North Carolina restaurant because it was not profitable. Under the terms of the lease, Foodmaker, the master tenant and guarantor, is continuing pay rent for this property.

    Chi-Chi's has undertaken to re-lease the closed restaurant.
In March 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the Hickory, North Carolina property. This sub-lease is currently being reviewed by both Foodmaker and the

Partnership and must be accepted by all three parties before it becomes effective. Foodmaker will continue to be the guarantor under terms of the second sub-lease.

International House of Pancakes:

Denver, Colorado

    The I-HOP property consists of a 4,500 square foot building on approximately one acre of land. The property is positioned on an outparcel of a 350,000 square foot shopping mall located on Highway 285, a major east/west traffic route in Denver. The restaurant opened in March 1989.

Applebee's:

St. Charles, Missouri

    The Applebee's property consists of a 4,140 square foot building on a 66,516 square foot parcel of land. The building is a square-shaped, one-story, wood-framed and brick-faced structure which was completed in December 1990. The dining area seated 159 patrons, but was expanded in 1992 to add another 38 seats at a cost to the Partnership of $79,974, and has a U-shaped bar.

Sports Unlimited:

Orlando, Florida

    This property is located at 2075 Semoran Blvd. in Winter Park, Florida, a suburb of Orlando, and consists of a 40,000 square foot building on 3.8 acres of land. The building is single-story concrete construction with a flat, built-up composition roof over metal decking supported by steel bar joists. The building was completed in 1988.

Charlotte, North Carolina

    This property is located at 7300 E. Independence Blvd and consists of a 30,000 square foot building on 2.5 acres of land. The building is single-story concrete construction completed in 1987.

Chili's:

Midland, Texas

    The Partnership owns a 99.5% interest in a joint venture, with an affiliated public real estate limited partnership, that acquired the Chili's property. This property is located at 4610 N. Garfield Street in Midland, Texas. The property consists of a 6,213 square foot building situated on a 45,540 square foot site as an out-parcel at a shopping center complex consisting of five buildings. The property is single-story construction framed in a combination of steel, wood and brick. The property was completed in 1984.

Steak n Shake:

Collinsville, Illinois

    The property is located approximately 10 miles east of St. Louis, Missouri. The property contains 3,560 square feet on a 38,770 square foot parcel of land. The single-story property was constructed in 1991.

Indianapolis, Indiana

    This property is located at 1501 E. 86th Street on a corner lot at the intersection of Westfield Boulevard and 86th Street. The property contains 4,760 square feet on a 1.27 acre site. The single-story property was constructed in 1974.

Indianapolis, Indiana

    This property is located at 8460 N. Michigan Road as an outparcel of a K-Mart anchored shopping center. The property contains 3,860 square feet on a 0.918 acre site. The single-story property was constructed in 1989.

CompUSA:

    The Partnership owns a 6.4% interest in a joint venture, with affiliated public real estate limited partnerships, that acquired the CompUSA store. The CompUSA store is a 25,000 square foot single story building located on a 105,919 square foot parcel in Duluth, Georgia, a suburb of Atlanta, in the Gwinnett Place Mall Shopping area. The single story building was completed in March 1993 utilizing a frame of steel and concrete block.

    The following table summarizes the operations of the Partnership's properties.

                                              BRAUVIN INCOME PLUS L.P. III
                                               SUMMARY OF OPERATING DATA
                                                    DECEMBER 31, 1995

                                        PERCENT OF     1995       1995         LEASE
                            PURCHASE      ORIGINAL     RENTAL    PERCENT      EXPIRATION       RENEWAL
        PROPERTIES            PRICE     UNITS SOLD     INCOME    OF TOTAL      DATES          OPTIONS
5 PONDEROSA RESTAURANTS    $ 5,266,155      24.7%    $  657,117     29.1%      2003      4 FIVE YEAR OPTIONS
2 CHI CHI'S RESTAURANTS      2,280,400      10.7%       291,203     12.9%      2011      4 FIVE YEAR OPTIONS
1 IHOP RESTAURANT              645,000       3.0%       102,629      4.5%      2009      2 FIVE YEAR OPTIONS
1 APPLEBEE'S RESTAURANT
 & EXPANSION                 1,229,974       5.8%       188,592      8.3%      2011      2 TEN YEAR OPTIONS
1 ORLANDO SPORTS UNLIMITED
 STORE                       1,900,000       8.9%       297,162     13.1%      2011      2 TEN YEAR OPTIONS
1 CHARLOTTE SPORTS
 UNLIMITED STORE             2,450,000      11.5%       230,452     10.2%      2011      2 TEN YEAR OPTIONS
1 CHILI'S RESTAURANT           950,000       4.5%       141,449      6.2%      2004      2 FIVE YEAR OPTIONS
3 STEAK N' SHAKE
 RESTAURANTS                 2,525,000      11.9%       340,843     15.0%      2010      2 TEN YEAR OPTIONS
6.4% OF 1 COMPUSA              150,400       0.7%        16,049      0.7%      2008      4 FIVE YEAR OPTIONS
                           $17,396,929      81.7%    $2,265,496    100.0%

<F1>
NOTE -  THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.  THIS SCHEDULE ALLOCATES THE
PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.  THE INCOME STATEMENT USES THE EQUITY
METHOD OF ACCOUNTING, THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL INCOME ACCOUNTS FOR THE JOINT VENTURE.

Risk of Ownership

 The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to successfully locate a substitute tenant due to the fact that these buildings, except the Sports Unlimited and CompUSA sites, have been designed or built primarily to house particular restaurant operations. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                               PART II

Item 5. Market for the Registrant's Units and Related Security
        Holder Matters.

 At December 31, 1995, there were approximately 1,636 Limited
Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

 Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

 Cash distributions to Limited Partners for 1995, 1994 and 1993 were $2,060,581, $2,007,702 and $1,973,921, respectively. Distributions are paid four times per year, within 60 days following the end of each calendar quarter or are paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference. All distributions represent cash flow from operations. No amount distributed in 1995 was a return of capital.

     Item 6.     Selected Financial Data.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
           (not covered by Independent Auditors' Report)
          Years Ended December 31, 1995, 1994 and 1993

                                         1995         1994        1993
Selected Income Statement Data:
   Rental Income                      $ 2,249,447 $ 2,157,975 $ 2,121,744
   Interest Income                         22,397      27,246       6,086
   Net Income                           1,756,847   1,668,247   1,614,428
   Net Income Per Unit (a)            $      0.78 $      0.76 $      0.73

Selected Balance Sheet Data:
   Cash and Cash Equivalents          $ 1,069,555 $   925,719 $   579,340

   Land, Buildings and
   Improvements                        18,308,792  18,308,792  18,308,792

   Investment in Brauvin
   Gwinnett County Venture                153,668     157,014     160,556

   Total Assets                        17,780,591  18,027,140  18,066,905

   Cash Distributions to
    General Partners                       44,237       5,500          --

   Cash Distributions to
    Limited Partners (b)                2,060,581   2,007,702   1,973,921

   Cash Distributions to
    Limited Partners
    Per Unit (a)                      $      0.93 $      0.91 $      0.91

(a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $17,867, $19,933 and $17,705 paid to various states for income taxes on behalf of all Limited Partners for the years 1995, 1994 and 1993, respectively.

   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
          (not covered by Independent Auditors' Report)
                 Years Ended December 31, 1992 and 1991


                                                 1992              1991
Selected Income Statement Data:
      Rental Income                         $ 1,978,171      $  1,120,686
      Interest Income                            49,654           286,350
      Net Income                              1,439,149           869,546
      Net Income Per Unit (a)               $      0.65      $       0.50


Selected Balance Sheet Data:
      Cash and Cash Equivalents             $   380,001      $  4,122,377

      Land, Buildings and Improvements       18,308,792        14,462,299

      Total Assets                           18,075,034        18,402,008

      Cash Distributions to General
       Partners                                      --                --

      Cash Distributions to Limited
       Partners (b)                           1,958,231         1,345,657

      Cash Distributions to Limited
       Partners per Unit (a)                $      0.91      $       0.79


(a) Net Income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $7,856 and $10,323 paid to various states for income taxes on behalf of all Limited Partners for the years 1992 and 1991, respectively.

      The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources

 The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. The Partnership continues to raise additional funds through the Plan. The Plan raised $1,386,094 through December 31, 1995 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1995, Units valued at $422,662 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

 On February 7, 1992, the Partnership purchased a 99.5% equity interest in a joint venture with an affiliate, Brauvin Chili's
Limited Partnership, which owns one Chili's restaurant.

 On November 9, 1993, the Partnership purchased a 6.4% interest in a joint venture with affiliated public real estate limited partnerships (the "Venture"). The Venture acquired the land and building underlying a 25,000 square foot CompUSA computer superstore from an unaffiliated seller.

 The Partnership is fully invested in properties with the exception of funds raised through the Plan. These operating properties are expected to generate cash flow for the Partnership after deducting certain operating and general and administrative expenses from their rental income. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

 Below is a table summarizing the five year historical data for distribution rates per annum:

Distribution
   Date        1996    1995    1994   1993   1992    1991
February 15    9.25%   9.25%   9.00%  9.00%  9.25%   9.25%

May 15                 9.25    9.00   9.00   9.25    9.25

August 15              9.25    9.00   9.00   9.00    9.25

November 15            9.25    9.25   9.00   9.00    9.25

 Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

 As a result of the distributions to Limited Partners having been at least 9.25% since the November 15, 1994 distribution and during all of 1995, the General Partners and its affiliates collected management fees of $29,539 and $5,105 and received $44,237 and $5,500 in operating cash flow distributions in 1995 and 1994, respectively. This is anticipated to continue in 1996.

 The Partnership has engaged an independent third party to perform valuations of the Partnership's investments in real estate as of December 31, 1995.

Results of Operations - 1995

 Results of operations reflected net income of $1,756,847 for the year ended December 31, 1995 compared to $1,668,247 for the year ended December 31, 1994, an increase of $88,600. The increase in net income is mainly due to an increase in rental income of approximately $91,000 which was a result of the Partnership's earning additional rent based on the sales performance at several of the properties.

Results of Operations - 1994

 Results of operations reflected net income of $1,668,247 in 1994 as compared to $1,614,428 for 1993. The increase of approximately $54,000 is due to an increase in rental income of approximately $36,000 as a result of base rental increases based upon increases in the Consumer Price Index and fixed rate increases based upon the original lease terms, an increase in interest income of approximately $21,000, an increase in other income of approximately $17,000 and an increase in equity interest income of approximately $12,000. These increases in income were slightly offset by an increase in management fees of $5,105 and an increase of general and administrative expenses of approximately $26,000.

Results of Operations - 1993

 Results of operations reflected net income of $1,614,428 in 1993 as compared to $1,439,149 for 1992. The increase of approximately $175,000 was primarily due to an increase in total income of approximately $103,000 as a result of reflecting a full year of operations for properties acquired during 1992, a decrease in management fees of approximately $10,000 as a result of the distribution rate falling below 9.25% and disallowing the payment of management fees and a decrease in acquisition fee expense of approximately $60,000 due to the Partnership fully investing during 1992.

Impact of Inflation

 The Partnership anticipates that the operations of the Partnership will not be significantly impacted by inflation. To offset any potential adverse effects of inflation, the Partnership has entered into "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. In addition, several of the leases require escalations of rent based upon increases in the Consumer Price Index, scheduled increases of base rents, or tenant sales.

Item 8.  Consolidated Financial Statements and Supplementary Data

 See Index to Consolidated Financial Statements and Schedule on Page F-1 of this Annual Report on Form 10-K for consolidated financial statements and financial statement schedule, where applicable.

 The supplemental financial information specified in Item 302 of Regulation S-K is not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 During the Partnership's two most recent fiscal years, there has been no changes in, or disagreements with, the accountants.

                             PART III

Item 10. Directors and Executive Officers of the Partnership.

 The General Partners of the Partnership are:

 Brauvin Realty Advisors III, Inc., an Illinois corporation
 Mr. Jerome J. Brault, individually
 Mr. Cezar M. Froelich, individually

 Brauvin Realty Advisors III, Inc. (the "Corporate General
Partner"), was formed under the laws of the State of Illinois in 1989, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially)(50%) and Cezar M. Froelich (50%).

 The principal officers and directors of the Corporate General
Partner are:

 Mr. Jerome J. Brault . . . . . . Chairman of the Board of
                                  Directors, President, Chief
                                  Executive Officer and Director

 Mr. Thomas J. Coorsh . . . . . . Treasurer and Chief Financial Officer

 Mr. James L. Brault. . . . . . . Vice President and Secretary

 The business experience during the past five years of the principal officers and directors of the Corporate General Partner and the General Partners are as follows:

 Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Realty Services, Inc., Brauvin Management Company and Brauvin Financial, Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC., and Brauvin Net Lease V, Inc. as well as an individual general partner in seven other affiliated public limited partnerships. Prior to Mr. Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York Stock Exchange member firm. He is the father of James L. Brault, an officer of certain affiliated Brauvin entities.

 Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

 Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC, Brauvin Net Lease V, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc. and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, an Illinois-based homebuilder. In 1990, Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance; treasury; and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr. Coorsh a Certified Public Accountant.

 Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates, Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President, Secretary and Director of Brauvin Realty Advisors IV, Inc. and Brauvin Realty Advisors V, LLC, and Brauvin Net Lease V, Inc. Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.


Item 11.                          Executive Compensation.

 (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or its affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus and "Summary of Limited Partnership Agreement - Allocations and Distribution to the Limited Partners" on page 70 of the Partnership's Prospectus, as supplemented, and the sections of the Restated Limited Partnership Agreement (the "Agreement") of the Partnership entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sales or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" located on pages A-8 to A-13 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10. Reference is also made to Note 2 of the Notes to Consolidated Financial Statements filed with this Annual Report on Form 10-K for a description of such distributions and allocations.

      The General Partners received Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. In addition, unaffiliated real estate brokers and other parties engaged by the seller of a Partnership property received fees or commissions for their services from the seller in connection with the purchase of a property by the Partnership, in an amount of up to 1/2% of the gross proceeds of the Offering. Such fee was not paid with any of the gross proceeds of the Offering. In the event real estate brokers or other parties receive such fees which would be considered Acquisition Fees, the total Acquisition Fees paid to all parties by all parties will not exceed 5-1/2% of the gross proceeds of the Offering. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed 5% of the gross proceeds of the Offering. No acquisition fees were paid in 1993, 1994 or 1995.

 Up to a maximum of 1% of the gross proceeds of the Offering was set aside for the Partnership's Distribution Reserve which, if not utilized to pay the Limited One Year Guaranty Return of 9-1/4% per annum on Adjusted Investment, may be paid to an affiliate of the General Partners at the sole discretion of the General Partners on the earlier of: (i) October 29, 1991; or (ii) the expenditure of 95% of the proceeds of the Offering available for Investment in Properties (the "Distribution Reserve Termination"). No such amounts were paid to the General Partners since the Distribution Reserve was fully used to fund distributions to the Limited Partners.

 An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee paid to an affiliate of the General Partners shall be equal to 1% of the gross revenues of each Partnership property, however, the receipt of such property management fees by the affiliate of the General Partners is subordinate to receipt by the Limited Partners of the 9-1/4% non-cumulative, non-compounded annual return on Adjusted Investment (the "Current Preferred Return"). No property management fees were paid in 1993 since the Limited
Partners did not receive a 9-1/4% non-cumulative, non-compounded annual return for 1993. In the fourth quarter of 1994, the Partnership paid property management fees of $5,105 as a result of the Limited
Partners receiving a 9-1/4% non-cumulative, non-compounded return for the third quarter of 1994. During 1995 the Partnership paid $29,539 for property management fees.

 (c, d, e & f) Not applicable.

 (g) The Partnership has no employees and pays no employee or director compensation.

 (h & i)       Not applicable.

 (j)           Compensation Committee Interlocks and Insider
               Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

 (k)           Not applicable.

 (l)           Not applicable.

 The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993:

                                             1995      1994      1993

Selling commissions                         $27,592   $26,309   $25,249
Management fees                              29,539     5,105        --
Reimbursable operating expenses              64,679    74,400    73,998
Legal fees                                    5,022    31,352     3,987

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b)      None of the officers and directors of the Corporate
         General Partner of the Partnership purchased Units.

(c) The Partnership is not aware of any arrangements which may result in a change in the control of the Partnership.

 No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units of the Partnership. The General Partners of the Partnership will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

(a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the sections "Compensation Table" and "Conflicts of Interest" on pages 11 to 14 and 14 to 16, respectively, of the Partnership's Prospectus, as supplemented, and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" on pages A-15 to A-18. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also a principal of the law firm of Shefsky Froelich & Devine Ltd., which firm acts as securities and real estate counsel to the Partnership, the General Partners and certain of their respective affiliates.

(c)      No management persons are indebted to the Partnership.

(d) There have been no significant transactions with promoters.

                             PART IV

Item 14. Exhibits, Consolidate Financial Statements and Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

 (1) (2)        Consolidated Financial Statements and Schedule
indicated in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data." (See Index to Consolidated Financial Statements and Schedule on page F-1 of Form 10-K).

 (3)            Exhibits required by the Securities and Exchange
                Commission Regulation S-K, Item 601.

 (27)           Financial Data Schedule

 The following exhibits are incorporated by reference from the Registrant's Registration Statement (File No. 33-28577) on Form S-11 filed under the Securities Act of 1933:

Exhibit No.              Description
     3.(a)    Restated Limited Partnership Agreement

     3.(b)    Articles of Incorporation of Brauvin Realty Advisors III, Inc.

     3.(c)    By-Laws of Brauvin Realty Advisors III, Inc.

     3.(d) Amendment to the Certificate of Limited Partnership of the Partnership

     10.(a)   Escrow Agreement

(b) No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1995.

(c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange
Commission at that time.

  The following exhibits are incorporated by reference to the Registrant's fiscal year ended 1994 Form 10-K (File No. 0-19219):

  Exhibit No.     Description

    (10)(b)(1)    Management Agreement

    (19)(a)       Amendment to Distribution Reinvestment Plan.

    (28)          Pages 11-16, 40, 41 and 70 of the Partnership's
                  Prospectus dated October 30, 1989, as supplemented, pages A-8 to A-13 and A-15 to A-18 of the Agreement and portions of Supplements #4 and #5.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       BRAUVIN INCOME PLUS L.P. III
                       BY:Brauvin Realty Advisors III, Inc.
                          Corporate General Partner

                          By:   /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors, President and
                                Chief Executive Officer

                          By:   /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer and Treasurer

                          By:   /s/ James L. Brault
                                James L. Brault
                                Vice President and Secretary

                                INDIVIDUAL GENERAL PARTNERS


                                /s/ Jerome J. Brault
                                Jerome J. Brault


                                /s/ Cezar M. Froelich
DATED:  March 29, 1996          Cezar M. Froelich

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets, December 31, 1995 and 1994 . . . . . . F-3

 Consolidated Statements of Operations, for the years
  ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . F-4

 Consolidated Statements of Partners' Capital, for
  the years ended December 31, 1995, 1994 and 1993 . . . . . . . . . F-5

 Consolidated Statements of Cash Flows, for the years
  ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . F-6

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . F-7

Schedule III--Real Estate and Accumulated Depreciation,
 December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .  F-17


 All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Income Plus L. P. III
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Income Plus L. P. III (a limited partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for the each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Plus L. P. III and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 9, 1996

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                               December 31,  December 31,
                                                  1995           1994
ASSETS
  Investment in real estate, at cost:
   Land                                        $  7,845,528   $ 7,845,528
   Buildings and improvements                    10,463,264    10,463,264
                                                 18,308,792    18,308,792
   Less: accumulated depreciation                (1,869,626)   (1,486,513)
   Net investment in real estate                 16,439,166    16,822,279

 Investment in Brauvin Gwinnett
  County Venture (Note 5)                           153,668       157,014
 Cash and cash equivalents                        1,069,555       925,719
 Rent receivable                                         --        13,755
 Deferred rent receivable                            36,572        27,943
 Due from affiliates                                  7,301         2,352
 Prepaid offering costs                              72,270        78,078
 Other assets                                         2,059            --
   Total Assets                                 $17,780,591   $18,027,140

LIABILITIES AND PARTNERS' CAPITAL

 LIABILITIES:
   Accounts payable and accrued expenses        $   311,553   $   298,738
   Rent received in advance                          83,800       144,944
   Due to affiliates                                     --        10,421
     Total Liabilities                              395,353       454,103

 MINORITY INTEREST IN BRAUVIN CHILI'S
   LIMITED PARTNERSHIP                                 (514)         (382)

 PARTNERS' CAPITAL:
   General Partners                                  70,772        79,872
   Limited Partners                              17,314,980    17,493,547
     Total Partners' Capital                     17,385,752    17,573,419

     Total Liabilities and Partners'
      Capital                                   $17,780,591   $18,027,140
       See accompanying notes to consolidated financial statements.

                         BRAUVIN INCOME PLUS L.P. III
                       (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1995, 1994 and 1993

                                          1995          1994           1993
INCOME:
Rental                                $2,249,447    $2,157,975    $2,121,744
 Interest                                 22,397        27,246         6,086
 Other                                     3,379        20,426         3,353

   Total income                        2,275,223     2,205,647     2,131,183

EXPENSES:
 General and administrative              118,448       150,726       124,802
 Management fees (Note 3)                 29,539         5,105            --
 Amortization of deferred
   organization costs                         --         6,000         6,000
 Depreciation                            383,113       386,842       384,979

Total expenses                           531,100       548,673       515,781

 Income before minority interests and
  equity interest in joint ventures    1,744,123     1,656,974     1,615,402

 Minority interest share in Brauvin
  Chili's Limited Partnership's
  net income                                (569)         (546)         (502)

 Equity interest in Brauvin Gwinnett
  County Venture's net income (loss)      13,293        11,819          (472)

 Net income                           $1,756,847    $1,668,247    $1,614,428
 Net income allocated to the
  General Partners                    $   35,137    $       --    $   32,289
 Net income allocated to the
  Limited Partners                    $1,721,710    $1,668,247    $1,582,139

 Net income per Unit outstanding (a)  $     0.78    $     0.76    $     0.73

(a) Net income per Unit is based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

         See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           For the years ended December 31, 1995, 1994 and 1993


                                     General     Limited
                                    Partners     Partners*       Total


Balance, January 1, 1993             $53,083   $17,892,408      $17,945,491

Contributions, net                        --       249,281          249,281
Selling commissions and other
  offering costs                          --       (30,564)         (30,564)
Net income                            32,289     1,582,139        1,614,428
Cash distributions                        --    (1,973,921)      (1,973,921)

Balance, December 31, 1993            85,372    17,719,343       17,804,715

Contributions, net                        --       145,507          145,507
Selling commissions and other
  offering costs                          --       (31,848)         (31,848)
Net income                                --     1,668,247        1,668,247
Cash distributions                    (5,500)   (2,007,702)      (2,013,202)

Balance, December 31, 1994            79,872    17,493,547       17,573,419

Contributions, net                        --       193,705          193,705
Selling commissions and other
  offering costs                          --       (33,401)         (33,401)
Net income                            35,137     1,721,710       1,756,847
Cash distributions                   (44,237)   (2,060,581)     (2,104,818)

Balance, December 31, 1995          $ 70,772   $17,314,980     $17,385,752

* Total Units outstanding at December 31, 1995, 1994 and 1993 were 2,227,103, 2,208,472, and 2,193,182, respectively. Cash distributions to Limited Partners per Unit were $0.93, $0.91 and $0.91 for the years ended
December 31, 1995, 1994 and 1993, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.


       See accompanying notes to consolidated financial statements.

                        BRAUVIN INCOME PLUS L.P. III
                      (a Delaware limited partnership)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the years ended December 31, 1995, 1994 and 1993

                                               1995        1994        1993
Cash flows from operating activities:
Net income                                  $1,756,847 $1,668,247 $1,614,428
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and  amortization                383,113    392,842    390,979
 Minority interest's share of income from
   Brauvin Chili's Limited Partnership             569        546        502
 Equity interest in Brauvin Gwinnett
  County Venture's net (income) loss           (13,293)   (11,819)       472
 Decrease (increase) in rent receivable         13,755     (4,963)    (8,792)
 Increase in deferred rent receivable           (8,629)   (10,129)   (17,814)
 Increase in due from affiliates                (4,949)      (688)    (1,664)
 Increase in other assets                       (2,059)        --         --
 Increase (decrease) in accounts payable
  and accrued expenses                          12,815    170,784     (1,629)
 (Decrease) increase in rent received
  in advance                                   (61,144)    17,604    127,340
 (Decrease) increase in due to affiliates      (10,421)     3,337      7,084
 Net cash provided by operating
  activities                                 2,066,604  2,225,761  2,110,906

Cash flows from investing activities:
 Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership            (701)      (740)      (650)
 Investment in Brauvin Gwinnett
  County Venture                                    --         --   (161,028)
 Distributions from Brauvin Gwinnett
  County Venture                                16,639     15,361         --
 Net cash provided by (used in)
  investing activities                          15,938     14,621   (161,678)

Cash flows from financing activities:
 Sale of Units, net of liquidations and
   selling commissions                         166,112    119,199    224,032
 Cash distributions to Limited Partners     (2,060,581)(2,007,702)(1,973,921)
 Cash distributions to General Partners        (44,237)    (5,500)        --
 Net cash used in financing activities      (1,938,706)(1,894,003)(1,749,889)
Net increase in cash and
 cash equivalents                              143,836    346,379    199,339
Cash and cash equivalents at beginning
 of year                                       925,719    579,340    380,001
Cash and cash equivalents at end of year    $1,069,555 $  925,719 $  579,340



        See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the years ended December 31, 1995, 1994 and 1993

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION

  BRAUVIN INCOME PLUS L.P. III (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors III, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Realty Advisors III, Inc. is owned by Messrs. Brault (beneficially)(50%) and Froelich (50%). Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent for the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through December 31, 1995, 1994, and 1993, the Partnership has sold $22,693,694, $22,084,729 and
$21,948,281 of Units, respectively. These totals include $1,386,094, $1,096,388 and $819,447 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $422,662, $321,667 and $195,225 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

  The Partnership has acquired the land and buildings underlying five Ponderosa restaurants, two Chi-Chi's restaurants, one International House of Pancakes restaurant, one Applebee's restaurant, two Sports Unlimited stores, and three Steak n Shake restaurants. The Partnership also acquired 99.5% and 6.4% equity interests in two joint ventures with entities affiliated with the Partnership. These ventures own the land underlying a Chili's restaurant and a CompUSA store, respectively.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


     Investment in Real Estate

     The operating properties acquired by the Partnership are stated at cost including acquisition costs. Depreciation expense is computed on a straight-line basis over approximately 35 years.

     In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of

Long-Lived Assets" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable. Accordingly, no impairment loss has been recorded in the accompanying financial statements.

     Organization and Offering Costs

     Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs were amortized over a period of five years using the straight-line method. Offering costs represent costs incurred in selling Units, such as the printing of the Prospectus and marketing materials. Offering costs have been recorded as a reduction of Limited Partners' Capital.

     The General Partners have guaranteed payment of any organization and offering costs that exceed defined percentages of the gross proceeds of the offering. Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Subsequently, gross proceeds are expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs will be transferred to offering costs and treated as a reduction in Partners' Capital.

     Cash and Cash Equivalents

     Cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

     Estimated Fair Value of Financial Instruments

     Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of

Financial Accounting Standards No. 107, "Disclosures About
Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1995 and 1994, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; rents received in advance; and due to affiliates.

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

  second, to the Limited Partners until each Limited Partner has been paid an amount equal to his Adjusted Investment, as defined in the Agreement, apportioned pro rata among the Limited Partners based on the amount of the Adjusted Investment; and

  thereafter, 95% to the Limited Partners (apportioned pro rata based on Units) and 5% to the General Partners.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                   1995          1994          1993

Selling commissions               $27,592       $26,309       $25,249
Management fees                    29,539         5,105            --
Reimbursable operating expenses    64,679        74,400        73,998
Legal fees                          5,022        31,352         3,987

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1995:

  Year Ending December 31:
                 1996                 $ 2,108,877
                 1997                   2,108,357
                 1998                   2,108,357
                 1999                   2,115,857
                 2000                   2,118,357
                 Thereafter            16,218,198
                                      $26,778,003

  Additional rent based on percentages of tenant sales increases was $142,179, $58,684 and $62,957 in 1995, 1994 and 1993,
respectively.


(5)  EQUITY INVESTMENT

  The Partnership owns an equity interest in the Brauvin
Gwinnett County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                              December 31, 1995  December 31, 1994

Land and buildings, net            $2,376,510            $2,422,262
Other assets                           41,567                45,198
        $2,418,077                 $2,467,460

Liabilities                        $   22,702            $   19,792
Partners' capital                   2,395,375             2,447,668
                                   $2,418,077            $2,467,460

                                                                 Period From
                                                              November 9, 1993
                               Year Ended       Year Ended     (inception) to
                              December 31,    December 31,      December 31,
                                    1995           1994             1993

Rental income                     $264,248        $241,451          $35,216

Expenses:
Depreciation                        45,752          45,752            7,625
Management fees                      2,497           2,520              198
Operating and administrative         8,292           8,510           34,762
                                    56,541          56,782           42,585
Net income (loss)                 $207,707        $184,669          $(7,369)


                                                             SCHEDULE III
                                                     BRAUVIN INCOME PLUS L.P. III
                                                   (a Delaware limited partnership)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1995
                                                                         Gross Amount at Which Carried
                                    Initial Cost                               at  Close of Period
                                           Buildings,                             Buildings,
                                           Personal        Cost of                 Personal
                                          Property and   Subsequent              Property and            Accumulated       Date
   Description    Encumbrances (c)  Land  Improvements   Improvements Land       Improvements  Total     Depreciation(b)  Acquired
Ponderosas              $0        $2,500,751 $ 3,052,809         $0   $2,500,751 $ 3,052,809 $ 5,553,560  $  794,399    11/90-6/90
Chi Chi's Restaurant     0           865,252   1,530,299          0      865,252   1,530,299   2,395,551     260,607          3/91
IHOP                     0           297,951     394,958          0      297,951     394,958     692,909      53,229          4/91
Applebee's & Expansion   0           442,625     786,889     83,631      442,625     870,520   1,313,145     147,752   6/91 & 4/92
Sports Unlimited         0         2,194,992   2,395,773          0    2,194,992   2,395,773   4,590,765     373,821          9/91
Chili's Restaurant       0           247,257     788,593          0      247,257     788,593   1,035,850      87,634          2/92
Steak N'Shake            0         1,296,700   1,430,312          0    1,296,700   1,430,312   2,727,012     152,184          3/92
                        $0        $7,845,528 $10,379,633    $83,631   $7,845,528 $10,463,264 $18,308,792  $2,852,122

<F1>
NOTES:
   (a)  The cost of this real estate is $18,308,792  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1995           1994            1993
          Balance at beginning of year                         $18,308,792    $18,308,792     $18,308,792
          Additions-land, buildings and improvements                     0              0               0
          Balance at end of year                               $18,308,792    $18,308,792     $18,308,792

         Accumulated depreciation                                  1995           1994            1993
          Balance at beginning of year                         $ 1,486,513    $ 1,099,671     $   714,692
          Provision for depreciation                               383,113        386,842         384,979
          Balance at end of year                               $ 1,869,626    $ 1,486,513     $ 1,099,671

<F2>
   (c)  Encumbrances - Brauvin Income Plus L.P. III did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Interest Holders.


                                     EXHIBIT

                                        TO

                           BRAUVIN INCOME PLUS L.P. III
                             FORM 10-K ANNUAL REPORT
                               FOR THE PERIOD ENDED
                                DECEMBER 31, 1995


                                  EXHIBIT INDEX

                           BRAUVIN INCOME PLUS L.P. III

                                    FORM 10-K

                   For the fiscal year ended December 31, 1995




Exhibit (21)               Subsidiaries of the Registrant

Exhibit (27)               Financial Data Schedule

(Exhibit 21)

Name of Subsidiary                      State of Formation

Brauvin Chili's Limited Partnership          Delaware

Brauvin Gwinnett County Venture              Illinois