Form 10-Q
period 1996-03-31
BRAUVIN INCOME PLUS L P III
filed 1996-05-15
CIK 850142

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly year ended   March 31, 1996

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

                                   INDEX

                                                                     Page
PART I     Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . . . .     3

         Consolidated Balance Sheets at March 31, 1996 and
         December 31, 1995. . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Operations for the three months
         ended March 31, 1996 and 1995. . . . . . . . . . . . . . .     5

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1995 to March 31, 1996. . . . . . .     6

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1996 and 1995. . . . . . . . . . . . . . .     7

         Notes to Consolidated Financial Statements . . . . . . . .     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .    15


PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    18

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .    18

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .    18

Item 4.  Submissions of Matters to a Vote of Security Holders . . .    18

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .    18

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    19


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

                      PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1996, Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to March 31, 1996 and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                                March 31,     December 31,
                                                  1996           1995
ASSETS

 Investment in real estate, at cost:
    Land                                      $  7,845,528      $ 7,845,528
    Buildings and improvements                  10,463,264       10,463,264
                                                18,308,792       18,308,792

    Less: accumulated depreciation              (1,965,870)      (1,869,626)
    Net investment in real estate               16,342,922       16,439,166
 Investment in Brauvin Gwinnett
    County Venture (Note 4)                        153,230          153,668
 Cash and cash equivalents                       1,023,482        1,069,555
 Deferred rent receivable                           38,729           36,572
 Due from affiliates                                    --            7,301
 Prepaid offering costs                             70,824           72,270
 Other assets                                       21,818            2,059
    Total Assets                               $17,651,005      $17,780,591

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Accounts payable and accrued expenses          $  282,000      $   311,553
 Rent received in advance                           87,850           83,800
    Total Liabilities                              369,850          395,353

MINORITY INTEREST IN BRAUVIN CHILI'S
 LIMITED PARTNERSHIP                                  (586)            (514)
PARTNERS' CAPITAL:
 General Partners                                   68,219           70,772
 Limited Partners                               17,213,522       17,314,980
    Total Partners' Capital                     17,281,741       17,385,752

    Total Liabilities and Partners'
    Capital                                    $17,651,005      $17,780,591




       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Months Ended March 31,

                                                     1996           1995
INCOME:
 Rental                                            $546,007      $536,818
 Interest                                             9,814        10,195
 Other                                                  379         2,506
    Total income                                    556,200       549,519
EXPENSES:
 Management fees                                      5,943         6,693
 General and administrative                          57,279        36,012
 Depreciation                                        96,244        98,108
    Total expenses                                  159,466       140,813

Income before minority interest and
 equity interest in joint ventures                  396,734       408,706

Minority interest's share in Brauvin
 Chili's Limited Partnership's net income              (123)         (170)

Equity interest in Brauvin Gwinnett
 County Venture's net income                          3,403         3,154

Net income                                         $400,014      $411,690

Net income allocated to the
 General Partners                                  $  8,000      $  8,234

Net income allocated to the
 Limited Partners                                  $392,014      $403,456

Net income per Unit outstanding (a)                  $ 0.18        $ 0.18


(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").



       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             For the period January 1, 1995 to March 31, 1996

                                     General      Limited
                                    Partners     Partners*       Total

Balance, January 1, 1995           $ 79,872    $17,493,547    $17,573,419

Contributions, net                       --        193,705        193,705
Selling commissions and other
 offering costs (Note 1)                 --        (33,401)       (33,401)
Net income                           35,137      1,721,710      1,756,847
Cash distributions                  (44,237)    (2,060,581)    (2,104,818)

Balance, December 31, 1995           70,772     17,314,980     17,385,752

Contributions, net                       --         32,715         32,715
Selling commissions and other
 offering costs (Note 1)                 --         (8,313)        (8,313)
Net income                            8,000        392,014        400,014
Cash distribution                   (10,553)      (517,874)      (528,427)

Balance, March 31, 1996            $ 68,219    $17,213,522    $17,281,741


* Total Units sold at March 31, 1996 and December 31, 1995 were 2,230,375 and 2,227,103, respectively. Cash distributions to Limited Partners per Unit were $0.23 and $0.70 for the three months ended March 31, 1996 and the year ended December 31, 1995 respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.










       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31,

                                                     1996            1995
Cash flows from operating activities:
Net income                                          $400,014        $411,690
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                      96,244          98,108
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                  123             170
   Equity interest in Brauvin Gwinnett
    County Venture's net income                       (3,403)         (3,154)
   Decrease in rent receivables                           --          12,529
   Increase in deferred rent receivable               (2,157)         (2,157)
   Decrease (increase) in due from affiliates          7,301            (374)
   Increase in other assets                          (19,759)             --
   (Decrease) increase in accounts payable
    and accrued expenses                             (29,553)          9,843
   Increase (decrease) in rent received in advance     4,050         (83,190)
   Increase in due to affiliates                          --             707
Net cash provided by operating activities            452,860         444,172

Cash flows from investing activities:
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership                  (195)            (75)
Cash distribution from Brauvin Gwinnett
   County Venture                                      3,841           5,120
Net cash provided by investing activities              3,646           5,045

Cash flows from financing activities:
Sale of Units, net of liquidations
   and selling commissions                            25,848         (28,466)
Cash distributions to General Partners               (10,553)        (13,000)
Cash distributions to Limited Partners              (517,874)       (512,617)
Net cash used in financing activities               (502,579)       (554,083)

Net decrease in cash and cash equivalents            (46,073)       (104,866)
Cash and cash equivalents at beginning
   of period                                       1,069,555         925,719
Cash and cash equivalents at end of period        $1,023,482        $820,853


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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through March 31, 1996 and December 31, 1995, the Partnership has sold $22,766,719 and $22,693,694 of Units, respectively. These totals include $1,459,119 and $1,386,094 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 and $422,662 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1996 and December 31, 1995, respectively. As of March 31, 1996, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; and rents received in advance.

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1996 and 1995 were as follows:

                                             1996         1995

Selling commissions                         $ 6,867     $ 6,878
Management fees                               5,943       6,693
Reimbursable operating expenses              22,200      18,000
Legal fees                                    3,479         861

                     BRAUVIN INCOME PLUS L.P. III
                   (a Delaware limited partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)  EQUITY INVESTMENT

   The Partnership owns an equity interest in the Brauvin Gwinnett County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture:

                        BRAUVIN GWINNETT COUNTY VENTURE

                                March 31, 1996     December 31, 1995

Land and buildings, net            $2,365,072            $2,376,510
Other assets                           46,170                41,567
                                   $2,411,242            $2,418,077

Liabilities                        $   22,702            $   22,702
Partners' capital                   2,388,540             2,395,375
                                   $2,411,242            $2,418,077



                           For the Three Months Ended March 31,

                                       1996             1995

Rental income                         $65,225           $61,327

Expenses:
Depreciation                           11,438            11,438
Management fees                           622               602
                                       12,060            12,040
Net income                            $53,165           $49,287

                     BRAUVIN INCOME PLUS L.P. III
                   (a Delaware limited partnership)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

    The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. The Partnership continues to raise additional funds through the distribution reinvestment plan (the "Plan"). The Plan raised $1,459,119 through March 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1996, Units valued at $462,972 have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and have been retired.

    The Partnership purchased the land, buildings and improvements underlying five Ponderosa restaurants in 1990. In 1991, the Partnership purchased the land, buildings and improvements underlying two Chi-Chi's restaurants, an IHOP restaurant an Applebee's restaurant (which was expanded in 1992), and two Sports Unlimited sporting goods
stores.   In 1992, the Partnership purchased the land, buildings and improvements underlying three Steak n Shake restaurants.

    On February 7, 1992, the Partnership purchased a 99.5% equity interest in a joint venture with an affiliate, Brauvin Chili's Limited Partnership, which owns one Chili's restaurant.

    On November 9, 1993, the Partnership purchased a 6.4% interest in a joint venture with affiliated real estate limited partnerships (the "Venture"). The Venture acquired the land and building underlying a 25,000 square foot CompUSA computer superstore from an unaffiliated seller.

    The Partnership is fully invested in properties with the exception of funds raised through the Plan. These operating properties are expected to generate cash flow for the Partnership after deducting

                     BRAUVIN INCOME PLUS L.P. III
                   (a Delaware limited partnership)

certain operating and general and administrative expenses from their rental income. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

    Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date                1996    1995   1994   1993   1992   1991

February 15            9.25%   9.25%  9.00%  9.00%  9.25%  9.25%

May 15                 9.25    9.25   9.00   9.00   9.25   9.25

August 15                      9.25   9.00   9.00   9.00   9.25

November 15                    9.25   9.25   9.00   9.00   9.25

     Future increases in the Partnership's distribution will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

     In order to enhance the Partnership's diversity and overall financial performance, the General Partners have recently agreed to the following change within the Partnership's Ponderosa portfolio. Unit #856 in Dayton, Ohio was converted into a Bennigan's in January, 1996. Bennigan's is an affiliate of Ponderosa. Metromedia Steakhouses Company L.P., the current lease obligor, will remain liable on the existing lease. However, the General Partners believe the conversion will ultimately generate additional percentage rent to the Partnership and enhance the overall security of the lease. The General Partners believe this change within the Partnership's Ponderosa portfolio will add to both diversity and the underlying quality of the Partnership's assets.

     The Chi Chi's located in Hickory, North Carolina closed October 2, 1995. However, the property is leased to Foodmaker, Inc. whom has made complete payments under the lease.

                     BRAUVIN INCOME PLUS L.P. III
                   (a Delaware limited partnership)

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

     Since the distribution to Limited Partners had been at least 9.25% per annum during the three months ended March 31, 1996, the General Partners and its affiliates collected a management fee of $5,943 and received $10,553 in Operating Cash Flow distributions. This is anticipated to continue throughout 1996.

Results of Operations - Three months ended March 31, 1996 and 1995

     Results of operations for the three months ended March 31, 1996 reflected net income of $400,014 compared to $411,690 for the three months ended March 31, 1995, a decrease of approximately $11,700. The decrease in net income was due primarily to an increase in total expenses as a result of the Partnership's property valuations.

     Total income for the three months ended March 31, 1996 was $556,200 as compared to $549,519 for the three months ended March 31, 1995, an increase of approximately $6,700. The increase in total income is mainly due to an increase in rental income as a result of increased percentage rents.

     Total expenses for the three months ended March 31, 1996 were $159,466 as compared to $140,813 for the three months ended March 31,
1995, an increase of  approximately $18,700.   The increase in expenses
was due to an increase in general and administrative expense related to the Parntership hiring an independent real estate company to conduct property valuations.

                    PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

            None.

ITEM 2. Changes in Securities.

            None.

ITEM 3. Defaults Upon Senior Securities.

            None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

            None.

ITEM 5. Other Information.

        As previously reported, the Partnership has engaged a nationally known real estate firm to perform a valuation of the Partnership's properties. The stated unit value used for both liquidations and the purchase of new units through the dividend reinvestment program will change as a result of this valuation. At the time of the distribution, the valuation had not been completed. Once the valuation has been completed, the new stated unit value will be communicated to all partners.

        The General Partners have determined that, for the current distribution, all investors, including those who had selected the dividend reinvestment option, will receive their distributions in the form of a check. When the unit valuation process has been completed and the new stated unit value communicated to all partners, each partner will be able to determine if they wish to enter or continue in the dividend reinvestment program.

        Similarly, the General Partners have determined that unit liquidations will be temporarily suspended until the valuation has been completed. At that time, pending liquidation requests will be processed according to the terms of the prospectus and liquidated at the then current stated unit value.

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

                         DATE: May 15, 1996



                         BY:   /s/ Thomas J. Coorsh
                               Thomas J. Coorsh
                               Chief Financial Officer and Treasurer

                         DATE: May 15, 1996