Form 10-Q
period 1996-06-30
BRAUVIN INCOME PLUS L P III
filed 1996-08-14
CIK 850142

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly year ended   June 30, 1996

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

                                   INDEX

                                                                       Page
PART I     Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . . . .        3

         Consolidated Balance Sheets at June 30, 1996 and
         December 31, 1995. . . . . . . . . . . . . . . . . . . . .        4

         Consolidated Statements of Operations for the six months
         ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .        5

         Consolidated Statements of Operations for the three months
         ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .        6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1995 to June 30, 1996 . . . . . . .        7

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .        8

         Notes to Consolidated Financial Statements . . . . . . . .        9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .       16


PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .       22

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .       22

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .       22

Item 4.  Submissions of Matters to a Vote of Security Holders . . .       22

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .       22

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .       22


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23

                PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1996, Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995, Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to June 30, 1996 and Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                                June 30,     December 31,
                                                  1996           1995
ASSETS

 Investment in real estate, at cost:
    Land                                       $ 7,845,528      $ 7,845,528
    Buildings and improvements                  10,463,264       10,463,264
                                                18,308,792       18,308,792

    Less: accumulated depreciation              (2,062,115)      (1,869,626)
    Net investment in real estate               16,246,677       16,439,166
 Investment in Brauvin Gwinnett
    County Venture (Note 4)                        152,618          153,668
 Cash and cash equivalents                         985,451        1,069,555
 Deferred rent receivable                           40,887           36,572
 Due from affiliates                                    --            7,301
 Prepaid offering costs                             70,824           72,270
 Other assets                                       21,868            2,059
    Total Assets                               $17,518,325      $17,780,591

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Accounts payable and accrued expenses          $   302,921     $   311,553
 Rent received in advance                            83,286          83,800
    Total Liabilities                               386,207         395,353

MINORITY INTEREST IN BRAUVIN CHILI'S
 LIMITED PARTNERSHIP                                   (600)           (514)
PARTNERS' CAPITAL:
 General Partners                                    65,594          70,772
 Limited Partners                                17,067,124      17,314,980
    Total Partners' Capital                      17,132,718      17,385,752

    Total Liabilities and Partners'
    Capital                                     $17,518,325     $17,780,591




       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Six Months Ended June 30,

                                                     1996           1995
INCOME:
 Rental                                          $1,098,806    $1,089,811
 Interest                                            18,723        15,674
 Other                                                  542         3,200
    Total income                                  1,118,071     1,108,685
EXPENSES:
 Management fees                                     11,603        17,953
 General and administrative                         127,167        66,293
 Depreciation                                       192,489       194,353
    Total expenses                                  331,259       278,599

Income before minority interest and
 equity interest in joint ventures                  786,812       830,086

Minority interest's share in Brauvin
 Chili's Limited Partnership's net income              (249)         (321)

Equity interest in Brauvin Gwinnett
 County Venture's net income                          6,631         6,456

Net income                                       $  793,194     $ 836,221

Net income allocated to the
 General Partners                                $   15,864     $  16,724

Net income allocated to the
 Limited Partners                                $  777,330     $ 819,497

Net income per Unit outstanding (a)              $     0.35     $    0.37


(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").




       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30,

                                                     1996           1995
INCOME:
 Rental                                            $552,799      $552,993
 Interest                                             8,909         5,479
 Other                                                  163           694
    Total income                                    561,871       559,166
EXPENSES:
 Management fees                                      5,660        11,260
 General and administrative                          69,888        30,281
 Depreciation                                        96,245        96,245
    Total expenses                                  171,793       137,786

Income before minority interest and
 equity interest in joint ventures                  390,078       421,380

Minority interest's share in Brauvin
 Chili's Limited Partnership's net income              (126)         (151)
Equity interest in Brauvin Gwinnett
 County Venture's net income                          3,228         3,302

Net income                                         $393,180      $424,531

Net income allocated to the
 General Partners                                  $  7,864      $  8,490

Net income allocated to the
 Limited Partners                                  $385,316      $416,041

Net income per Unit outstanding (a)                $   0.17      $   0.19


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

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              For the period January 1, 1995 to June 30, 1996

                                     General      Limited
                                    Partners     Partners*       Total

Balance, January 1, 1995           $ 79,872    $17,493,547    $17,573,419

Contributions, net                       --        193,705        193,705
Selling commissions and other
 offering costs (Note 1)                 --        (33,401)       (33,401)
Net income                           35,137      1,721,710      1,756,847
Cash distributions                  (44,237)    (2,060,581)    (2,104,818)

Balance, December 31, 1995           70,772     17,314,980     17,385,752

Contributions, net                       --         32,715         32,715
Selling commissions and other
 offering costs (Note 1)                 --         (8,313)        (8,313)
Net income                           15,864        777,330        793,194
Cash distribution                   (21,042)    (1,049,588)    (1,070,630)

Balance, June 30, 1996             $ 65,594    $17,067,124    $17,132,718


* Total Units sold at June 30, 1996 and December 31, 1995 were 2,230,375 and 2,227,103, respectively. Cash distributions to Limited Partners per Unit were $0.46 and $0.93 for the six months ended June 30, 1996 and the year ended December 31, 1995 respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.










       See accompanying notes to consolidated financial statements.
                                    BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30,

                                                       1996          1995
Cash flows from operating activities:
Net income                                           $  793,194    $  836,221
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                        192,489       194,353
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                     249           321
   Equity interest in Brauvin Gwinnett
    County Venture's net income                          (6,631)       (6,456)
   Decrease in rent receivables                              --        13,755
   Increase in deferred rent receivable                  (4,315)       (4,315)
   Decrease (increase) in due from affiliates             7,301          (755)
   Increase in other assets                             (19,809)           --
   Decrease in accounts payable and accrued
    expenses                                             (8,632)      (19,217)
   Decrease in rent received in advance                    (514)      (62,467)
   Decrease in due to affiliates                             --        (6,902)
Net cash provided by operating activities               953,332       944,538

Cash flows from investing activities:
Cash distribution from Brauvin Gwinnett
   County Venture                                         7,681         8,640
Cash provided by investing activities                     7,681         8,640

Cash flows from financing activities:
Sale of Units, net of liquidations
   and selling commissions                               25,848        35,958
Cash distributions to General Partners                  (21,042)      (23,324)
Cash distributions to Limited Partners               (1,049,588)   (1,036,066)
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership                     (335)         (300)

Net cash used in financing activities                (1,045,117)   (1,023,732)

Net decrease in cash and cash equivalents               (84,104)      (70,554)
Cash and cash equivalents at beginning
   of period                                          1,069,555       925,719
Cash and cash equivalents at end of period           $  985,451    $  855,165


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

     The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through June 30, 1996 and December 31, 1995, the Partnership has sold $22,766,719 and $22,693,694 of Units, respectively. These totals include $1,459,119 and $1,386,094 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 and $422,662 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1996 and December 31, 1995, respectively. As of June 30, 1996, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

        The fair value estimates presented herein are based on information available to management as of June 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

        The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; and rents received in advance.

        Reclassifications

        Certain reclassifications have been made to the 1995 financial statements to conform to classifications adopted in 1996.


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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 1996 and 1995 were as follows:

                                             1996         1995

Selling commissions                         $ 6,867     $13,641
Management fees                              11,603      11,260
Reimbursable operating expenses              44,400      36,000
Legal fees                                    3,479          --

(4)  EQUITY INVESTMENT

   The Partnership owns an equity interest in the Brauvin Gwinnett County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture:

                        BRAUVIN GWINNETT COUNTY VENTURE

                                 June 30, 1996     December 31, 1995

Land and buildings, net            $2,353,634            $2,376,510
Other assets                           26,396                41,567
                                   $2,380,030            $2,418,077

Liabilities                        $    1,050            $   22,702
Partners' capital                   2,378,980             2,395,375
                                   $2,380,030            $2,418,077



                                   For the Six Months Ended June 30,
                                       1996             1995

Rental income                        $130,494          $124,978

Expenses:
Depreciation                           22,876            22,876
Management fees                         1,242             1,229
Operating and administrative            2,772                --
Net income                           $103,604          $100,873

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

    The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. The Partnership continues to raise additional funds through the distribution reinvestment plan (the "Plan"). The Plan raised $1,459,119 through June 30, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1996, Units valued at $462,972 have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and have been retired.

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

    Below is a table summarizing the historical data for distributions per
Unit:

Distribution
   Date           1996      1995     1994    1993    1992    1991

February 15      $.2313    $.2313   $.2250  $.2250  $.2313  $.2313

May 15            .2313     .2313    .2250   .2250   .2313   .2313

August 15                   .2313    .2250   .2250   .2250   .2313

November 15                 .2313    .2313   .2250   .2250   .2313

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


     Chi-Chi's has undertaken to re-lease the closed restaurant. In March 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the Hickory, North Carolina property. This sub-lease has been reviewed by both Foodmaker and the Partnership and was accepted by all three parties before it became effective. Foodmaker will continue to be the guarantor under terms of the second sub-lease.
  The new sub-tenant (Carolina Country BBQ of Hickory) is scheduled to occupy the facility in September 1996.

     Since the distribution to Limited Partners had been at least 9.25% per annum during the six months ended June 30, 1996, the General
Partners and its affiliates collected a management fee of $11,603 and received $21,042 in Operating Cash Flow distributions. This is anticipated to continue throughout 1996.

        The Partnership has entered into an agreement and plan of merger dated as of June 14, 1996 (the "Merger Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"). Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its limited partnership interests. In connection with the Merger, the beneficial owners (the "Limited Partners") of the limited partnership interests of the Partnership (the "Units") will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The affirmative vote of the Limited Partners holding a majority of the Units is necessary to approve the Merger.

     The Partnership is currently in the process of drafting a proxy statement, which will require prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Limited Partners (the "Special Meeting") to be held at the offices of the Partnership at a date in the near future. The purpose of the Special Meeting is to vote upon the Merger and certain other matters as described herein. The preliminary proxy materials of the Partnership have been filed with the Commission and are substantially identical to the proxy materials filed by Brauvin High Yield Fund L.P., a Delaware limited partnership that is affiliated with the Partnership.

     By approving the Merger, the Limited Partners will also be approving an amendment of the Restated Limited Partnership Agreement of the Partnership, as amended (the "Partnership Agreement") allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). In addition, the Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. The Partnership Agreement does not address this matter. Therefore, the Limited Partners will be asked to adopt an amendment (the "Amendment") to the Partnership Agreement which specifically provides that the general partners of the Partnership (the "General Partners") will not be required to approve the Transaction. If the Amendment is approved, the vote of the Limited Partners holding a majority of the Units will be the only vote necessary to approve the Transaction. Neither the Act nor the Partnership Agreement provide the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

     The actual redemption price will be based on the fair market value of the properties of the Partnership (the "Assets") as determined by an independent appraiser at such time as is specified in the certificate of merger (the "Effective Time"), plus all remaining cash of the Partnership (which will include earnings only through July 31, 1996), less the Partnership's actual costs incurred and accrued through the Effective Time, including reasonable reserves in connection with:
(i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

     Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. Cushman & Wakefield has preliminarily determined that the fair market value of the Assets of the Partnership is $19,129,150, which is approximately $8.58 per Unit. In addition, Cushman & Wakefield is finalizing its opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view.

     The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner"), Brauvin Realty Advisors III, Inc., the corporate general partner of the Partnership (the "Corporate General Partner") and Cezar M. Froelich. Mr. Froelich gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation will become effective on the 90th day following notice to the Limited Partners. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

     The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Braults have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners.
Mr. Froelich has no affiliation with the Purchaser.

     The Transaction is one of a series of related transactions whereby the Purchaser seeks to acquire the Assets of the Partnership and the assets, through purchase or merger, of Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II and Brauvin Corporate Lease Program IV L.P., Delaware limited partnerships affiliated with the Partnership.

     The General Partners have temporarily suspended all distributions to Limited Partners and liquidations until there is a vote on the Transaction.

Results of Operations - Six months ended June 30, 1996 and 1995

     Results of operations for the six months ended June 30, 1996 reflected net income of $793,194 compared to $836,221 for the six months ended June 30, 1995, a decrease of approximately $43,000. The decrease in net income was due primarily to an increase in total expenses as a result of the Partnership's property valuations.


     Total income for the six months ended June 30, 1996 was $1,118,071 as compared to $1,108,685 for the six months ended June 30, 1995, an increase of approximately $9,400. The increase in total income is mainly due to an increase in rental income as a result of increased percentage rents.

     Total expenses for the six months ended June 30, 1996 were $331,259 as compared to $278,599 for the six months ended June 30, 1995, an increase of approximately $52,700. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction.

Results of Operations - Three months ended June 30, 1996 and 1995

     Results of operations for the three months ended June 30, 1996 reflected net income of $393,180 compared to $424,531 for the three months ended June 30, 1995, a decrease of approximately $31,400. The decrease in net income was due primarily to an increase in total expenses as a result of the Partnership's property valuations.

     Total income for the three months ended June 30, 1996 was $561,871 as compared to $559,166 for the three months ended June 30, 1995, an increase of approximately $2,700. The increase in total income is mainly due to an increase in interest income as a result of increased funds invested in 1996 compared to 1995.

     Total expenses for the three months ended June 30, 1996 were $171,793 as compared to $137,786 for the three months ended June 30, 1995, an increase of approximately $34,000. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction.

                    PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        None.

ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits and Reports On Form 8-K.

        Exhibit 27.  Financial Data Schedule

        Form 8-K.     Notification to the partners of the resignation
                      of Mr. Cezar M. Froelich as a General Partner of the Partnership and the resignation of Mr.
                      Thomas Coorsh as Treasurer and Cheif Financial
                      Officer. This Form 8-K was dated May 23, 1996 and filed on June 21, 1996 and amended on July 24, 1996.

                      Notification to the partners of the agreement and plan of merger between the Partnership and Brauvin Real Estate Funds L.L.C., which would require an affirmative vote of the Limited Partners holding a majority of the Units. This Form 8-K was dated June 14, 1996 and filed on June 24, 1996.

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



                   BY:   Brauvin Realty Advisors III, Inc.
                         Corporate General Partner of
                         Brauvin Income Plus L.P. III



                         BY:   /s/ Jerome J. Brault
                               Jerome J. Brault
                               Chairman of the Board of Directors,
                               President and Chief Executive Officer

                         DATE: August 14, 1996



                         BY:   /s/ B. Allen Aynessazian
                               B. Allen Aynessazian
                               Chief Financial Officer and Treasurer

                         DATE: August 14, 1996