Form 10-Q
period 1996-09-30
BRAUVIN INCOME PLUS L P III
filed 1996-11-19
CIK 850142

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly year ended   September 30, 1996

                                    or

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

                                   INDEX

                                                                       Page
PART I     Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . . . .        3

         Consolidated Balance Sheets at September 30, 1996 and
         December 31, 1995. . . . . . . . . . . . . . . . . . . . .        4

         Consolidated Statements of Operations for the nine months
         ended September 30, 1996 and 1995. . . . . . . . . . . . .        5

         Consolidated Statements of Operations for the three months
         ended September 30, 1996 and 1995. . . . . . . . . . . . .        6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1995 to September 30, 1996. . . . .        7

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995. . . . . . . . . . . . .        8

         Notes to Consolidated Financial Statements . . . . . . . .        9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .       19


PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .       26

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .       30

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .       30

Item 4.  Submissions of Matters to a Vote of Security Holders . . .       30

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .       30

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .       30


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

                      PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1996, Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995, Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to September 30, 1996 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form
10-K.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
                                                  1996           1995
ASSETS

 Investment in real estate, at cost:
    Land                                       $ 7,845,528      $ 7,845,528
    Buildings and improvements                  10,463,264       10,463,264
                                                18,308,792       18,308,792

    Less: accumulated depreciation              (2,158,359)      (1,869,626)
    Net investment in real estate               16,150,433       16,439,166
 Investment in Brauvin Gwinnett
    County Venture (Note 4)                        152,304          153,668
 Cash and cash equivalents                       1,452,150        1,069,555
 Deferred rent receivable                           43,044           36,572
 Due from affiliates                                    --            7,301
 Prepaid offering costs                             70,824           72,270
 Other assets                                       21,868            2,059
    Total Assets                               $17,890,623      $17,780,591

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Accounts payable and accrued expenses         $   404,328     $    311,553
 Rent received in advance                           87,562           83,800
    Total Liabilities                              491,890          395,353

MINORITY INTEREST IN BRAUVIN CHILI'S
 LIMITED PARTNERSHIP                                  (501)            (514)
PARTNERS' CAPITAL:
 General Partners                                   70,924           70,772
 Limited Partners                               17,328,310       17,314,980
    Total Partners' Capital                     17,399,234       17,385,752

    Total Liabilities and Partners'
    Capital                                    $17,890,623      $17,780,591




       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended September 30,

                                                     1996           1995
INCOME:
 Rental                                          $1,672,755    $1,676,721
 Interest                                            30,774        20,232
 Other                                                  704         2,979
    Total income                                  1,704,233     1,699,932
EXPENSES:
 Management fees                                     17,234        23,590
 General and administrative                         120,858       102,310
 Transaction costs                                  187,303            --
 Valuation fees                                      40,129            --
 Depreciation                                       288,733       290,598
    Total expenses                                  654,257       416,498

Income before minority interest and
 equity interest in joint ventures                1,049,976     1,283,434

Minority interest's share in Brauvin
 Chili's Limited Partnership's net income              (423)         (482)

Equity interest in Brauvin Gwinnett
 County Venture's net income                         10,157         9,530

Net income                                       $1,059,710    $1,292,482

Net income allocated to the
 General Partners                                $   21,194    $   25,850

Net income allocated to the
 Limited Partners                                $1,038,516    $1,266,632

Net income per Unit outstanding (a)              $     0.47    $     0.57


(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").


       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended September 30,

                                                     1996           1995
INCOME:
 Rental                                            $573,949      $586,910
 Interest                                            12,051         4,558
 Other                                                  162          (221)
    Total income                                    586,162       591,247
EXPENSES:
 Management fees                                      5,631         5,637
 General and administrative                          41,959        36,017
 Transaction costs                                  177,435            --
 Valuation fees                                       1,729            --
 Depreciation                                        96,244        96,245
    Total expenses                                  322,998       137,899

Income before minority interest and
 equity interest in joint ventures                  263,164       453,348

Minority interest's share in Brauvin
 Chili's Limited Partnership's net income              (174)         (161)
Equity interest in Brauvin Gwinnett
 County Venture's net income                          3,526         3,074

Net income                                         $266,516      $456,261

Net income allocated to the
 General Partners                                  $  5,330      $  9,125

Net income allocated to the
 Limited Partners                                  $261,186      $447,136

Net income per Unit outstanding (a)                $   0.12      $   0.20


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

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           For the period January 1, 1995 to September 30, 1996

                                     General      Limited
                                    Partners     Partners*       Total

Balance, January 1, 1995           $ 79,872    $17,493,547    $17,573,419

Contributions, net                       --        193,705        193,705
Selling commissions and other
 offering costs (Note 1)                 --        (33,401)       (33,401)
Net income                           35,137      1,721,710      1,756,847
Cash distributions                  (44,237)    (2,060,581)    (2,104,818)

Balance, December 31, 1995           70,772     17,314,980     17,385,752

Contributions, net                       --         32,715         32,715
Selling commissions and other
 offering costs (Note 1)                 --         (8,313)        (8,313)
Net income                           21,194      1,038,516      1,059,710
Cash distribution                   (21,042)    (1,049,588)    (1,070,630)

Balance, September 30, 1996        $ 70,924    $17,328,310    $17,399,234


* Total Units sold at September 30, 1996 and December 31, 1995 were 2,230,375 and 2,227,103, respectively. Cash distributions to Limited Partners per Unit were $0.47 and $0.93 for the nine months ended September 30, 1996 and the year ended December 31, 1995 respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.










       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30,

                                                       1996          1995
Cash flows from operating activities:
Net income                                           $1,059,710    $1,292,482
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                        288,733       290,598
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                     423           482
   Equity interest in Brauvin Gwinnett
    County Venture's net income                         (10,157)       (9,530)
   Decrease in rent receivables                              --        13,755
   Increase in deferred rent receivable                  (6,472)       (6,472)
   Decrease in due from affiliates                        7,301         2,352
   Increase in other assets                             (19,809)           --
   Increase in accounts payable and accrued
    expenses                                             92,775            35
   Increase (decrease) in rent received
     in advance                                           3,762       (97,504)
   Decrease in due to affiliates                             --        (6,883)
Net cash provided by operating activities             1,416,266     1,479,315

Cash flows from investing activities:
Cash distribution from Brauvin Gwinnett
   County Venture                                        11,521        12,480
Cash provided by investing activities                    11,521        12,480

Cash flows from financing activities:
Sale of Units, net of liquidations
   and selling commissions                               25,848       101,830
Cash distributions to General Partners                  (21,042)      (33,733)
Cash distributions to Limited Partners               (1,049,588)   (1,545,411)
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership                     (410)         (425)

Net cash used in financing activities                (1,045,192)   (1,477,739)

Net increase in cash and cash equivalents               382,595        14,056
Cash and cash equivalents at beginning
   of period                                          1,069,555       925,719
Cash and cash equivalents at end of period           $1,452,150     $ 939,775

       See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ORGANIZATION

  BRAUVIN INCOME PLUS L.P. III (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors III, Inc. and Jerome J. Brault. Brauvin Realty Advisors III, Inc. is owned by Mr. Brault (beneficially) and Mr. Cezar M. Froelich. Mr. Cezar M. Froelich resigned as an individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent for the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through September 30, 1996 and December 31, 1995, the Partnership has sold $22,766,719 and $22,693,694 of Units, respectively. These totals include $1,459,119 and $1,386,094 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 and $422,662 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

  An affiliate of one of the shareholders of the Corporate General Partner provided securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1996 and 1995 were as follows:

                                             1996         1995

Selling commissions                         $ 6,867     $22,743
Management fees                              17,234      23,590
Reimbursable operating expenses              83,800      54,000
Legal fees                                    4,229       4,356
Acquisition fees                             19,179          --

(4)      EQUITY INVESTMENT

  The Partnership owns an equity interest in the Brauvin
Gwinnett County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                            September 30, 1996    December 31, 1995

     Land and buildings, net       $2,342,196          $2,376,510
     Other assets                      33,450              41,567
                                   $2,375,646          $2,418,077

     Liabilities                   $    1,575          $   22,702
     Partners' capital              2,374,071           2,395,375
                                   $2,375,646          $2,418,077



                  For the Nine months Ended September 30,

                                       1996             1995

  Rental income                      $198,607          $190,751

  Expenses:
  Depreciation                         34,314            34,314
  Management fees                       1,656             1,870
  Operating and
   administrative                       3,941             5,663

  Net income                         $158,696          $148,904

(5) SUBSEQUENT EVENTS

     Investment in Joint Ventures

    On October 31, 1996, the Partnership purchased a 34% interest in a joint venture with affiliated real estate limited partnerships (the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

    Vote of Limited Partners

    On Friday, November 8, 1996 there was a Special Meeting of Limited Partners of the Partnership. At this Special Meeting, the Limited Partners holding a majority of the Units approved the merger of the Partnership with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), which approval automatically resulted in the adoption of an amendment to the Partnership Agreement, to allow the Partnership to sell or lease property to affiliates. In addition, at the Special Meeting, Limited Partners holding a majority of the Units approved the adoption of an amendment to the Partnership Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The
Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29,
1991 with the Partnership raising a cumulative total of $21,307,600. The Partnership continues to raise additional funds through the distribution reinvestment plan (the "Plan"). The Plan raised $1,459,119 through February 15, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1996, Units valued at $462,972 have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and have been retired.

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


         On October 31, 1996, the Partnership purchased a 34% interest in a joint venture with affiliated real estate limited partnerships (the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

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

         Below is a table summarizing the historical data for distributions per Unit:

Distribution
   Date           1996      1995     1994    1993    1992    1991

February 15      $.2313    $.2313   $.2250  $.2250  $.2313  $.2313

May 15            .2313     .2313    .2250   .2250   .2313   .2313

August 15            --     .2313    .2250   .2250   .2250   .2313

November 15                 .2313    .2313   .2250   .2250   .2313

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

  Chi-Chi's has undertaken to re-lease the closed restaurant. In March 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the Hickory, North Carolina property. This sub-lease has been reviewed by both Foodmaker and the Partnership and was accepted by all three parties before it became effective.
Foodmaker will continue to be the guarantor under terms of the second sub-lease. The new sub-tenant (Carolina Country BBQ of Hickory) is scheduled to occupy the facility in November 1996.

   During the nine months ended September 30, 1996, the General
Partners and its affiliates collected a management fee of $17,234 and received $21,042 in Operating Cash Flow distributions.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Limited Partners (the "Special Meeting") originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, the Special Meeting was adjourned to November 8, 1996 at 10:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described herein.

  The Special Meeting of Limited Partners of Brauvin Income Plus L.P. III was held on Friday, November 8, 1996 at 10:00 a.m. At this Special Meeting, the Limited Partners holding a majority of the Units approved the merger of the Partnership with and into the Purchaser. At the Special Meeting, Limited Partners holding a majority of the Units approved the adoption of an amendment to the Partnership Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

  By approving the Merger, the Limited Partners also approved an amendment of the Restated Limited Partnership Agreement of the Partnership, as amended (the "Partnership Agreement") allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). In addition, the Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. The Partnership Agreement does not address this matter. Neither the Act nor the Partnership Agreement provide the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The actual redemption price will be based on the fair market value of the properties of the Partnership (the "Assets") as determined by an independent appraiser at such time as is specified in the certificate of merger (the "Effective Time"), plus all remaining cash of the Partnership (which will not include earnings after July 31, 1996, which due to the wind up and litigation costs of the Partnership are expected to be nominal), less the Partnership's actual costs incurred and accrued through the Effective Time, including reasonable reserves in connection with:
(i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

  Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. Cushman & Wakefield has determined that the fair market value of the Assets of the Partnership is $19,129,150, which is approximately $8.58 per Unit. In addition, Cushman & Wakefield advises that, in its opinion, the price per Unit reflected in the proposed Transaction is fair, from a financial point of view to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price is the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the properties, the price reflected in the proposed transaction is believed by Cushman & Wakefield to be reasonable.

  The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner") and Brauvin Realty Advisors III, Inc., the corporate general partner of the Partnership (the "Corporate General Partner"). Mr. Cezar M. Froelich gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation became effective on September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

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

  The General Partners have temporarily suspended all distributions to Limited Partners and liquidations pending consummation of the Transaction.

Results of Operations - Nine Months ended September 30, 1996 and 1995

  Results of operations for the Partnership for the nine months ended September 30, 1996 reflected net income of $1,059,710 compared to $1,292,482 for the nine months ended September 30, 1995, a decrease of approximately $232,700. The decrease in net income was due primarily to an increase in total expenses as a result of the Partnership's Transaction and property valuations.

  Total income for the nine months ended September 30, 1996 was $1,704,233 as compared to $1,699,932 for the nine months ended September 30, 1995, an increase of approximately $4,300. The increase in total income is mainly due to an increase in interest income as a result of more funds invested during the period ended in 1996.

  Total expenses for the nine months ended September 30, 1996 were $654,257 as compared to $416,498 for the nine months ended September 30, 1995, an increase of approximately $237,800. The increase in expense is primarily the result of an increase in Transaction costs paid or accrued for legal and other professional fees related to the Transaction. Total expenses also increased in 1996 compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations pursuant to terms of the prospectus.

Results of Operations - Three months ended September 30, 1996 and
1995

  Results of operations for the Partnership for the three months ended September 30, 1996 reflected net income of $266,516 compared to $456,261 for the three months ended September 30, 1995, a decrease of approximately $189,700. The decrease in net income was due primarily to an increase in total expenses as a result of the Partnership's Transaction and property valuations.

  Total income for the three months ended September 30, 1996 was $586,162 as compared to $591,247 for the three months ended September 30, 1995, a decrease of approximately $5,100. The decrease in total income is mainly due to a decrease in rental income due to a decline in percentage rent at certain properties. Partially offsetting this decline in percentage rent is an increase in interest income as a result of increased funds invested in 1996 compared to 1995.

  Total expenses for the three months ended September 30, 1996 were $322,998 as compared to $137,899 for the three months ended September 30, 1995, an increase of approximately $185,100. The increase in expense is primarily the result of an increase in Transaction costs paid or accrued for legal and other professional fees related to the Transaction. Total expenses also increased in 1996 compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations.


                  PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

            Two legal actions, as hereinafter described, were recently filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as, in one instance, against the Partnership on a nominal basis. Each of these actions was brought by limited partners of the partnership. The Partnership, and/or these certain General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

               A. The Florida Lawsuit

               On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C.
          and Brauvin High Yield Fund L.P., High Yield Fund II,
          L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The
          Partnership, along with the other partnerships proposed to be party to a merger or sale with Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company (the "Purchaser"), is named as a "Nominal Defendant" in a lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III,
          Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the other partnerships affiliated with the Partnership (the "Affiliated Partnerships"), have been named as Defendants. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a Defendant.

               Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Partnership Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.
          The Defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

               On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the Special Meetings of the Limited Partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling.

               B. The Illinois Lawsuit

               On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O.
          Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault;
          Brauvin Real Estate Funds, L.L.C., Docket No. 96C6025.
          The Partnership is not named as a Defendant in the lawsuit. Jerome J. Brault and the Corporate General Partners of the Partnership, as well as the corporate general partners of the other Affiliated Partnerships, are named as Defendants.

               The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Partnership Agreement, and violation of the Illinois Deceptive Trade Practices Act,
          815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

               On September 20, 1996, the District Court entered an order postponing until October 9, 1996 the Special
          Meeting of the Limited Partners of the Partnership and of the other partnerships to vote on the proposed transactions with the Purchaser, which meetings had been scheduled for September 24, 1996.

               On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the Limited Partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Firm, as
          counsel for the class.   On October 2, 1996, the District
          Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the Special Meetings of the Limited Partners and the proposed transaction with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

               On September 27, 1996, counsel for plaintiffs, The Mills Firm, mailed a solicitation to all of the Limited
          Partners, requesting that they revoke their previously mailed proxies in favor of the proposed transaction with the Purchaser. On September 30, 1996, Jerome J. Brault and the Corporate General Partner (collectively, the "Operating General Partners") moved the District Court to invalidate revocations of proxies procured by The Mills Firm's September 27, 1996 letter on the basis that The
          Mills Firm's September 27, 1996 letter was materially misleading in violation of the federal securities laws and SEC proxy rules.

               On October 11, 1996, the Operating General Partners of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Firm, alleging that plaintiffs and The Mills Firm violated the federal securities laws and SEC proxy rules by sending their September 27, 1996 letter to the Limited Partners.

               On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating
          General Partners to invalidate revocations of proxies procured as a result of The Mills Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Firm admitted that it violated the SEC proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the SEC in violation of SEC requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited
          Partners by plaintiffs and The Mills Firm is false or misleading in several significant respects.

               Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling has been appealed to the Seventh
          Circuit Court of Appeals. The Court of Appeals has granted the request of the Operating General Partenrs for an expedited hearing and the Court of Appeals has scheduled oral arguments for January 1997.

          ITEM 2.   Changes in Securities.

               None.

ITEM 3.   Defaults Upon Senior Securities.

               None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

               None.

ITEM 5.   Other Information.

               None.

ITEM 6.   Exhibits and Reports On Form 8-K.

               Exhibit 27.  Financial Data Schedule

               Form 8-K. Item 5.  Notification of the partners of the
                                legal proceedings filied against the
                                Partnership and certain general partners of the Partnership regarding the Transaction. This Form 8-K was dated September 17, 1996 and filed on September 23, 1996.

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

                         DATE: November 18, 1996



                         BY:   /s/ B. Allen Aynessazian
                               B. Allen Aynessazian
                               Chief Financial Officer and Treasurer

                         DATE: November 18, 1996