Form 10-K
period 1996-12-31
BRAUVIN INCOME PLUS L P III
filed 1997-03-31
CIK 850142

        U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 12b-25
                  NOTIFICATION OF LATE FILING
                          (Check One):

[X] Form 10-K  [ ] Form 20-F  [ ] Form 11-K  [ ] Form 10-Q
                    [ ] Form N-SAR

     For Period Ended:          December 31, 1996
     [ ] Transition Report on Form 10-K
     [ ] Transition Report on Form 20-F
     [ ] Transition Report on Form 11-K
     [ ] Transition Report on Form 10-Q
     [ ] Transition Report on Form N-SAR
     For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

     Part I - Registrant Information

     Full Name of Registrant:     Brauvin Income Plus L.P. III

     Former Name if Applicable:                  N/A

     Address of Principal Executive Office (Street and Number):
          150 South Wacker Drive, Chicago, Illinois    60606

Part II- Rules 12b-25 (b) and (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.
(Check box):

[ ] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transaction report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c)   The accountant's statement or other exhibit required by
     Rule 12b-25(c) has been attached if applicable.

Part III - Narrative

     The Partnership is requesting a fifteen day extension of time so that a complete and accurate presentation of all information can be presented to the Limited Partners.

Part IV - Other Information

     (1) Name and telephone number of person to contact in regard to this notification

          Tom Murphy                        (312) 443-0922
                (Name)                   (Telephone Number)


     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceeding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no,
identify report(s).      [X] Yes   [ ] No



     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included
in the subject report or portion thereof?    [X] Yes   [ ] No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The significant change in the results of operations for this Partnership compared to the corresponding period for the last fiscal year relates to the costs of the Transaction as outlined in the August 23, 1996 proxy. Total Transaction costs of approximately $297,000 have been reflected in the statement of operations for the year ended December 31, 1996, while no such costs were recorded for the year ended December 31, 1995.

                  Brauvin Income Plus L.P.  III
          (Name of Registrant as specified in the charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 1997     By:  Brauvin Realty Advisors III, Inc.
                              Corporate General Partner of
                              Brauvin Income Plus L.P. III

                              /s/ James L. Brault

                              James L. Brault
                              Executive Vice President