Form 10-K
period 1996-12-31
BRAUVIN INCOME PLUS L P III
filed 1997-04-14
CIK 850142

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

  For the fiscal year ended     December 31, 1996

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

Portions of the Prospectus of the registrant dated October 30, 1989 (the "Prospectus"), as supplemented December 7, 1989, December 20, 1989, April 24, 1990, December 12, 1990, August 29, 1991 and
September 17, 1991 and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                   BRAUVIN INCOME PLUS L.P. III
                   1996 FORM 10-K ANNUAL REPORT

                              INDEX
                              PART I
                                                               Page
Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . .   6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders. . 15

                             PART II

Item 5.   Market for the Registrant's Units and Related Security
          Holder Matters . . . . . . . . . . . . . . . . . . . . 16

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . 17

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . 19

Item 8.   Consolidated Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . . . 26

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . 26

                             PART III

Item 10.  Directors and Executive Officers of the Partnership. . 27

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . 29

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . 31

Item 13.  Certain Relationships and Related Transactions . . . . 32

                             PART IV

Item 14.  Exhibits, Consolidated Financial Statements and
          Schedule, and Reports on Form 8-K. . . . . . . . . . . 33

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                              PART I

Item 1.     Business.

    Brauvin Income Plus L.P. III (the "Partnership") is a Delaware limited partnership formed in July 1989 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise automotive service businesses, retail stores and convenience stores, fast food and sit-down restaurants, health and recreational facilities, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $982,070 of its limited partnership interests (the "Units") commencing October 30, 1989 through December 31, 1989, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 in Units which was achieved on January 15, 1990. An additional $20,325,530 in Units were sold from the period January 1, 1990 until the Offering closed on October 29, 1991, for a cumulative total of $21,307,600. An additional $1,459,119 has been raised through the Partnership's distribution reinvestment plan (the "Plan") through February 15, 1996. These Units were purchased from the Units reserved for the distribution reinvestment plan after the termination of the Offering. The Offering was anticipated to close on October 29, 1990, but was extended through and closed on October 29, 1991 by the General Partners with the approval of the appropriate regulatory authorities. As of December 31, 1996, $462,972 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments proportionally based on the number of Units owned by each Limited Partner compared to the total number of Units sold.

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

    During the early years of the Partnership the Limited Partners received cash distributions in excess of their allocable share of the Partnership's income, and substantially in excess of their tax liability thereon, particularly for the Taxable Class Limited Partners due to the special allocation of depreciation deductions, although the Taxable Class Limited Partners will recognize more income from the sale of Partnership properties.

    Taxable income generated by property operations will likely be considered passive income for federal income tax purposes and, therefore, such income can be used to offset losses Taxable Class Limited Partners will receive from other passive investments, subject to certain limitations.

    It was originally contemplated that the Partnership would dispose of its properties approximately seven to ten years after their acquisition with a view towards liquidation of the Partnership within that period.

    In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended on March 24, 1997 (the "Merger Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser") affiliated with the General Partners of the Partnership. Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership.

    On November 8, 1996 a Special Meeting of the Limited Partners (the "Special Meeting") was held at the office of the Partnership where a vote of the Limited Partners was taken and the merger of the Partnership with the Purchaser was approved as described in the Partnership's proxy materials dated August 23, 1996, as supplemented (the "Proxy"). Further information regarding the Merger is located in Items 3, 7 and 13 below.

    The terms of the transactions between the Partnership and affiliates of the General Partners of the Partnership are set forth in Item 13 below. Reference is hereby made for a description of such terms and transactions.

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

    Although management of the Partnership anticipates that the Merger will be consummated by the end of the second quarter of 1997, should the Merger not be completed, the General Partners of the Partnership will have to determine whether to continue its operations or attempt to sell some or all of the properties. The Partnership has and continues to compete in the disposition of property with many other entities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Merger not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.




Item 2.     Properties.

    All lease payments are current pursuant to the terms of each of the leases. The Partnership is landlord only and does not participate in the operations of any of the properties purchased by the Partnership. 100% of the properties are occupied and all properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

    On October 31, 1996, the Partnership and three other affiliated public real estate limited partnerships formed a joint venture, Brauvin Bay County Venture, to purchase the land and building underlying a newly constructed Blockbuster Video store. The Partnership has a 34% equity interest in the Brauvin Bay County Venture.

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

    The following is a demographic summary of the five Ponderosa restaurants, two Chi-Chi's restaurants, one International House of Pancakes restaurant, one Applebee's restaurant, two Sports Unlimited stores, one Chili's restaurant, three Steak n Shake restaurants, the 34% interest in a Blockbuster Video store and the 6.4% interest in a CompUSA store purchased by the Partnership:

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

    In August 1995, Metromedia, the parent of Ponderosa, closed the Dayton, Ohio restaurant and subsequently reopened it as a Bennigan's restaurant in January 1996. Per the terms of the lease, Metromedia continues to make all rent and certain occupancy payments to the Partnership.

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

    During 1995 Chi-Chi's, the sub-tenant under the Foodmaker master lease, closed its Hickory, North Carolina restaurant because it was not profitable. Under the terms of the lease, Foodmaker, the master tenant and guarantor, continued to pay rent for this property. Chi-Chi's undertook to re-lease the closed restaurant. In March 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the property. This new sub-tenant (Carolina Country BBQ of Hickory) occupied the facility in November 1996. Foodmaker continues to be the guarantor under terms of the second sub-lease.

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

Blockbuster:

Callaway, Florida

    The Partnership owns a 34.0% interest in a joint venture, with affiliated public real estate limited partnerships, that acquired the Blockbuster Video store. The property is located at 123 N. Tydall Parkway on the major arterial in the Panama City, Florida area. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land. The property was constructed in 1996.

CompUSA:

Duluth, Georgia

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

                                              BRAUVIN INCOME PLUS L.P. III
                                               SUMMARY OF OPERATING DATA
                                                    DECEMBER 31, 1996


                                                    PERCENT OF     1996       1996         LEASE
                                       PURCHASE      ORIGINAL      RENTAL   PERCENT      EXPIRATION       RENEWAL
        PROPERTIES                     PRICE        UNITS SOLD     INCOME      OF TOTAL    DATES        OPTIONS
5 PONDEROSA RESTAURANTS              $ 5,266,155      24.7%    $  686,774     30.7%      2003      4 FIVE YEAR OPTIONS
2 CHI CHI'S RESTAURANTS                2,280,400      10.7%       299,529     10.3%      2011      4 FIVE YEAR OPTIONS
1 IHOP RESTAURANT                        645,000       3.0%       102,629      4.6%      2009      2 FIVE YEAR OPTIONS
1 APPLEBEE'S RESTAURANT
 & EXPANSION                           1,229,974       5.8%       199,773      8.9%      2011      2 TEN YEAR OPTIONS
1 ORLANDO SPORTS UNLIMITED
 STORE                                 1,900,000       8.9%       297,162     13.3%      2011      2 TEN YEAR OPTIONS
1 CHARLOTTE SPORTS
 UNLIMITED STORE                       2,450,000      11.5%       230,452     10.3%      2011      2 TEN YEAR OPTIONS
1 CHILI'S RESTAURANT                     950,000       4.5%       126,551      5.7%      2004      2 FIVE YEAR OPTIONS
3 STEAK N' SHAKE
 RESTAURANTS                           2,525,000      11.9%       339,297     15.2%      2010      2 TEN YEAR OPTIONS
6.4% OF 1 COMPUSA                        150,400       0.7%        15,899      0.7%      2008      4 FIVE YEAR OPTIONS
34.0% OF 1 BLOCKBUSTER CALLAWAY          344,702       1.7%         6,290      0.3%      2006      3 FIVE YEAR OPTIONS
                                     $17,741,631      83.4%    $2,304,356    100.0%

<F1>
NOTE -  THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.  THIS SCHEDULE ALLOCATES THE
        PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.  THE INCOME STATEMENT USES THE
        EQUITY METHOD OF ACCOUNTING, THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL INCOME ACCOUNTS FOR THE JOINT
        VENTURES.

Risk of Ownership

    The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to successfully locate a substitute tenant due to the fact that these buildings, except the Sports Unlimited, Blockbuster and CompUSA sites, have been designed or built primarily to house particular restaurant operations. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3.     Legal Proceedings.

    Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the named General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships have been named as defendants. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the other Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act, 815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, Jerome J. Brault and the Corporate General Partner (collectively, the "Operating General Partners") of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Securities and Exchange Commission (the "Commission") in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval on November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules (15 U.S.C. section 78n(a), 17 C.F.R. sections 240.14a-9, 140.14a-4) by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, 815 ILCS 505 et seq., and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate
General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of the costs of defense.

Item 4. Submission of Matters to a Vote of Security Holders.

  A Special Meeting of the Limited Partners was held on Friday, November 8, 1996 at 10:00 a.m. At this Special Meeting, the Limited Partners holding a majority of the Units approved the Merger of the Partnership with and into the Purchaser. Additionally, at the Special Meeting, Limited Partners holding a majority of the Units approved the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without a vote of the General Partners of the Partnership.

                             PART II

Item 5. Market for the Registrant's Units and Related Security
        Holder Matters.

  At December 31, 1996, there were approximately 1,627 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired. However, there is no intent to redeem or purchase Units pending the Merger.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

  Cash distributions to Limited Partners for 1996, 1995 and 1994 were $1,049,822, $2,060,581 and $2,007,702, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter or were paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference (see Item 7). All distributions represent cash flow from operations. No amount distributed in 1996 was a return of capital. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 accrues to the Purchaser and, therefore, the net income through July 31, 1996 will be distributed to the Limited Partners at the time of the closing of the Merger. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September
1996 and the quarter ended December 31, 1996.   As a result of the
delays in closing the Merger, the Purchaser has agreed to allow distributions of net income accruing from and after January 1, 1997 until the Merger is consummated. See Item 7.

Item 6. Selected Financial Data.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
           (not covered by Independent Auditors' Report)
          Years Ended December 31, 1996, 1995 and 1994

                                         1996         1995         1994
Selected Income Statement Data:
   Rental Income                      $ 2,282,166  $ 2,249,447 $ 2,157,975
   Interest Income                         44,900       22,397      27,246
   Net Income                           1,421,119    1,756,847   1,668,247
   Net Income Per Unit (a)            $      0.62  $      0.78 $      0.76

Selected Balance Sheet Data:
   Cash and Cash Equivalents          $ 1,442,263  $ 1,069,555 $   925,719

   Land, Buildings and
   Improvements                        18,308,792   18,308,792  18,308,792

   Investment in Brauvin
   Gwinnett County Venture                151,818      153,668     157,014

   Investment in Brauvin
   Bay County Venture                     367,323           --          --

   Total Assets                        18,137,625   17,780,591  18,027,140
   Cash Distributions to
    General Partners                       21,042       44,237       5,500
   Cash Distributions to
    Limited Partners (b)                1,049,822    2,060,581   2,007,702

   Cash Distributions to
    Limited Partners
    Per Unit (a)                      $      0.47  $      0.93 $      0.91

(a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $18,558, $17,867 and $19,933 paid to various states for income taxes on behalf of all Limited Partners for the years 1996, 1995 and 1994, respectively.

   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
          (not covered by Independent Auditors' Report)
            Years Ended December 31, 1993 and 1992

                                              1993              1992
Selected Income Statement Data:
      Rental Income                         $ 2,121,744       $ 1,978,171
      Interest Income                             6,086            49,654
      Net Income                              1,614,428         1,439,149
      Net Income Per Unit (a)               $      0.73       $      0.65

Selected Balance Sheet Data:
      Cash and Cash Equivalents             $   579,340       $   380,001

      Land, Buildings and Improvements       18,308,792        18,308,792
      Investment in Brauvin Gwinnett
       County Venture                           160,556                --

      Investment in Brauvin Bay
       County Venture                                --                --
      Total Assets                           18,066,905        18,075,034

      Cash Distributions to General
       Partners                                      --                --

      Cash Distributions to Limited
       Partners (b)                           1,973,921         1,958,231

      Cash Distributions to Limited
       Partners per Unit (a)                 $     0.91       $      0.91


(a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $17,705 and $7,856 paid to various states for income taxes on behalf of all Limited Partners for the years 1993 and 1992, respectively.

      The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

 Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects,""intends,""plans" and similar expressions are intended to identify forward-looking statements. Theses statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

 The Partnership commenced an offering to the public on October
30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through December 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1996, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

 On October 31, 1996, the Partnership purchased a 34% joint venture equity interest in a joint venture with affiliated public real estate limited partnerships, the Brauvin Bay County Venture. The Bay County Venture purchased real property upon which is operated a newly constructed Blockbuster video store. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

 These operating properties are expected to generate cash flow for the Partnership after deducting certain operating and general and administrative expenses from their rental income. The
Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

 Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date                1997        1996      1995      1994
February 15                       $.2313    $.2313     $.2250

May 15                             .2313      .2313     .2250

August 15                             --      .2313     .2250

November 15                          --       .2313     .2313

 Should the Merger not occur, future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

 In order to enhance the Partnership's diversity and overall financial performance, the General Partners agreed to the conversion of one of the Partnership's Ponderosa restaurants (Unit #856) in Dayton, Ohio into a Bennigan's in January 1996.
Bennigan's is an affiliate of Ponderosa. Metromedia Steakhouses Company L.P., the current lease obligor, remains liable on the existing lease. However, the General Partners believe the conversion will ultimately generate additional percentage rent to the Partnership and enhance the overall security of the lease. The General Partners also believe this change adds to both the diversity and the underlying quality of the Partnership's assets.

 The Chi-Chi's located in Hickory, North Carolina closed
October 2, 1995.  However, the property is leased to Foodmaker,
Inc. whom has made complete payments under the lease. Chi-Chi's has undertook to re-lease the closed restaurant. In March 1996, a sub-tenant executed a second sub-lease with Chi-Chi's for the property. The new sub-tenant (Carolina Country BBQ of Hickory) began occupying
the facility in November 1996.   Foodmaker continues to be the
guarantor under terms of the second sub-lease.

 During the year ended December 31, 1996, the General Partners and its affiliates collected management fees of $23,180 and received $21,042 in Operating Cash Flow distributions.

 Pursuant to the terms of the Merger Agreement, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996.

 The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 10:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

 By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Limited Partners holding a majority of the Units were also asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the
Partnership.  Such approval was also received.   Neither the Act
nor the Agreement provides the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

 The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Service ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

 Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. In its opinion, Cushman & Wakefield advised that, the price per Unit reflected in the Transaction is fair, from a financial point of view to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price is the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the properties, the price reflected in the Transaction is believed by Cushman & Wakefield to be reasonable.

 The General Partners are Mr. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

 The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

 Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Merger, subject to the satisfaction of its due diligence as outlined below.

 Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

 In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

 A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited
Partners on March 31, 1997 in the amount of approximately $534,400.

Results of Operations - Years ended December 31, 1996 and 1995

 Results of operations for the Partnership for the year ended December 31, 1996 reflected net income of $1,421,119 compared to $1,756,847 for the year ended December 31, 1995, a decrease of approximately $335,700. The decrease in net income was due primarily to an increase in total expenses as a result of the Partnership's Transaction and property valuations.

 Total income for the year ended December 31, 1996 was $2,327,929 as compared to $2,275,223 for the year ended December 31, 1995, an increase of approximately $52,700. The increase in total income is mainly due to an increase in rental income as a result of an increase in percentage rental income at several of the properties. Total income was also effected due to an increase in interest income as a result of the Partnership having more funds invested during 1996.

 Total expenses for the year ended December 31, 1996 were $921,133 as compared to $531,100 for the year ended December 31, 1995, an increase of approximately $390,000. The increase in expense is primarily the result of legal and other professional fees paid or accrued related to the Transaction. Total expenses also increased in 1996 compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.

Results of Operations - Years ended December 31, 1995 and 1994

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

Results of Operations - Years ended December 31, 1994 and 1993

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

Impact of Inflation

 The Partnership anticipates that the operations of the Partnership will not be significantly impacted by inflation. To offset any potential adverse effects of inflation, the Partnership entered into "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. In addition, several of the leases require escalations of rent based upon increases in the Consumer Price Index, scheduled increases of base rents, or tenant sales.

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

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

 During the Partnership's two most recent fiscal years, there have been no changes in, or disagreements with, the accountants.

                     PART III

Item 10. Directors and Executive Officers of the Partnership.

   The General Partners of the Partnership are:

   Brauvin Realty Advisors III, Inc., an Illinois corporation
 Mr. Jerome J. Brault, individually

 Brauvin Realty Advisors III, Inc. (the "Corporate General
Partner") was formed under the laws of the State of Illinois in 1989, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially)(50%) and Cezar M. Froelich (50%).

 The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault. . . . .  Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and
                                 Director

  Mr. B. Allen Aynessazian. . .  Treasurer and Chief Financial
                                 Officer

  Mr. James L. Brault . . . . .  Vice President and Secretary

  The business experience during the past five years of the principal officers and directors of the Corporate General Partner and the General Partners are as follows:

  MR. JEROME J. BRAULT (age 63) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. CEZAR M. FROELICH (age 51) is a principal with the Chicago law firm of Shefsky & Froelich Ltd., which acted as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an Individual General Partner effective as of September 17, 1996.

  MR. JAMES L. BRAULT (age 36) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities, which act as the general partners of six other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary for Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. B. ALLEN AYNESSAZIAN (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs. He is the chief financial officer of Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc.
and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996.
Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

Item 11.  Executive Compensation.

     (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or its affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus and "Summary of Limited Partnership Agreement - Allocations and Distribution to the Limited Partners" on page 70 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sales or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" located on pages A-8 to A-13 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10. Reference is also made to Note 2 of the Notes to Consolidated Financial Statements filed with this Annual Report on Form 10-K for a description of such distributions and allocations.

 The General Partners received Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. In addition, unaffiliated real estate brokers and other parties engaged by the seller of a Partnership property received fees or commissions for their services from the seller in connection with the purchase of a property by the Partnership, in an amount of up to 1/2% of the gross proceeds of the Offering. Such fee was not paid with any of the gross proceeds of the Offering. In the event real estate brokers or other parties receive such fees which would be considered Acquisition Fees, the total Acquisition Fees paid to all parties by all parties will not exceed 5-1/2% of the gross proceeds of the Offering. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed 5% of the gross proceeds of the Offering. No acquisition fees were paid in 1995 or 1994. An acquisition fee of $21,278 was paid in 1996 related to the Bay County Venture purchase.

     Up to a maximum of 1% of the gross proceeds of the Offering was set aside for the Partnership's Distribution Reserve which, if not utilized to pay the Limited One Year Guaranty Return of 9-1/4% per annum on Adjusted Investment, could have been paid to an affiliate of the General Partners at the sole discretion of the General Partners on the earlier of: (i) October 29, 1991; or (ii) the expenditure of 95% of the proceeds of the Offering available for Investment in Properties (the "Distribution Reserve Termination"). No such amounts were paid to the General Partners since the Distribution Reserve was fully used to fund distributions to the Limited Partners.

     An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee paid to an affiliate of the General Partners shall be equal to 1% of the gross revenues of each Partnership property, however, the receipt of such property management fees by the affiliate of the General Partners is subordinate to receipt by the Limited Partners of the 9-1/4% non-cumulative, non-compounded annual return on Adjusted Investment (the "Current Preferred Return"). In the fourth quarter of 1994, the Partnership paid property management fees of $5,105 as a result of the Limited Partners receiving a 9-1/4% non-cumulative, non-compounded return for the third quarter of 1994. During 1996 and 1995, the Partnership paid $23,180 and $29,539, respectively, for property management fees.

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

     (k)           Not applicable.

     (l)           Not applicable.

     The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1996, 1995 and 1994:

                                     1996        1995         1994

Selling commissions                  $6,867      $27,592      $26,309
Management fees                      22,990       29,539        5,105
Reimbursable operating expenses      98,457       64,679       74,400
Legal fees                            4,244        5,022       31,352
Acquisitions fees                    21,278           --           --
Transaction costs                     8,844           --           --

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b)     None of the officers and directors of the Corporate
        General Partner of the Partnership purchased Units.

(c) Other than as described in the Proxy, the Partnership is not aware of any arrangements which may result in a change in the control of the Partnership.

        No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units of the Partnership. The General Partners of the Partnership will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."


Item 13.     Certain Relationships and Related Transactions.

(a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described under the sections "Compensation Table" and "Conflicts of Interest" on pages 11 to 14 and 14 to 16, respectively, of the Partnership's Prospectus, as supplemented, and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" on pages A-15 to A-18. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership, the General Partners and certain of their respective affiliates.

(c)     No management persons are indebted to the Partnership.

(d) There have been no significant transactions with promoters.

                               PART IV

Item 14. Exhibits, Consolidated Financial Statements and Schedule, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1) (2) Consolidated Financial Statements and Schedule indicated in Part II, Item 8 "Consolidated
               Financial Statements and Supplementary Data." (See Index to Consolidated Financial Statements and
               Schedule on page F-1 of Form 10-K).

     (3)       Exhibits required by the Securities and Exchange
               Commission Regulation S-K, Item 601:

       (10)(d)   First Amendment and Waiver to the Agreement and
                 Plan of Merger.

       (21)      Subsidiaries of the Registrant.

       (27)      Financial Data Schedule.

     The following exhibits are incorporated by reference from the Registrant's Registration Statement (File No. 33-28577) on Form
S-11 filed under the Securities Act of 1933:

Exhibit No.             Description
    3.(a)    Restated Limited Partnership Agreement.

    3.(b)    Articles of Incorporation of Brauvin Realty Advisors
             III, Inc.

    3.(c)    By-Laws of Brauvin Realty Advisors III, Inc.

    3.(d) Amendment to the Certificate of Limited Partnership of the Partnership.

    10.(a)   Escrow Agreement.

(b) Form 8-K.    On November 8, 1996, the vote of the Limited
    Partners was taken and resulted in approval of the merger of the Partnership per the terms of the Proxy. This Form 8-K was dated and filed on November 8, 1996.

(c) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing.

  The following exhibits are incorporated by reference to the Registrant's fiscal year ended 1994 Form 10-K (File No. 0-19219):

 Exhibit No.     Description

   (10)(b)(1)    Management Agreement.

   (19)(a)       Amendment to Distribution Reinvestment Plan.
   (28) Pages 11-16, 40, 41 and 70 of the Partnership's Prospectus dated October 30, 1989, as supplemented, pages A-8 to A-13 and A-15 to A-18 of the Agreement and portions of Supplements #4 and #5.

  The following exhibit is incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996 (File No. 0-17557):

   Exhibit No.   Description

    (10)(c)      Merger Agreement.

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

                            BRAUVIN INCOME PLUS L.P. III
                            BY:Brauvin Realty Advisors III, Inc.
                               Corporate General Partner

                          By:   /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors, President and Chief
                                Executive Officer

                           By:  /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer and
                                Treasurer

                           By:  /s/ James L. Brault
                                James L. Brault
                                Vice President and Secretary

                                INDIVIDUAL GENERAL PARTNER


                                /s/ Jerome J. Brault
                                Jerome J. Brault

Dated: 4/10/97

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets, December 31, 1996 and 1995 . . . . . . F-3

 Consolidated Statements of Operations, for the years
  ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . F-4

 Consolidated Statements of Partners' Capital, for
  the years ended December 31, 1996, 1995 and 1994 . . . . . . . . . F-5

 Consolidated Statements of Cash Flows, for the years
  ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . F-6

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . F-7

Schedule III--Real Estate and Accumulated Depreciation,
 December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .  F-25


 All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Income Plus L. P. III
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Income Plus L. P. III (a limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital, and cash flows for the each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Plus L. P. III and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                        /s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 10, 1997
(April 2, 1997 as to Note 6)

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                    CONSOLIDATED BALANCE SHEETS

                                               December 31,   December 31,
                                                  1996            1995
ASSETS
  Investment in real estate, at cost:
      Land                                     $ 7,845,528    $ 7,845,528
      Buildings and improvements                10,463,264     10,463,264
                                                18,308,792     18,308,792
      Less: Accumulated depreciation            (2,254,604)    (1,869,626)
      Net investment in real estate             16,054,188     16,439,166

      Investment in Joint Ventures (Note 5):
       Brauvin Gwinnett County Venture             151,818        153,668
       Brauvin Bay County Venture                  367,323             --
      Cash and cash equivalents                  1,442,263      1,069,555
      Rent receivable                                3,318             --
      Deferred rent receivable                      45,201         36,572
      Due from affiliates                               --          7,301
      Prepaid offering costs                        70,824         72,270
      Other assets                                   2,690          2,059
        Total Assets                           $18,137,625    $17,780,591

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses    $   315,549    $   311,553
      Rent received in advance                      62,236         83,800
        Total Liabilities                          377,785        395,353

      Minority Interest in Brauvin
        Brauvin Chili's Limited Partnership           (569)          (514)

      PARTNERS' CAPITAL:
      General Partners                              78,152         70,772
      Limited Partners                          17,682,257     17,314,980
        Total Partners' Capital                 17,760,409     17,385,752

      Total Liabilities and Partners'
        Capital                                $18,137,625    $17,780,591

           See accompanying notes to consolidated financial statements.

                         BRAUVIN INCOME PLUS L.P. III
                       (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1996, 1995 and 1994

                                          1996          1995         1994
INCOME:
 Rental                               $2,282,166    $2,249,447   $2,157,975
 Interest                                 44,900        22,397       27,246
 Other                                       863         3,379       20,426
   Total income                        2,327,929     2,275,223    2,205,647

EXPENSES:
 General and administrative              158,191       118,448      150,726
 Management fees (Note 3)                 22,990        29,539        5,105
 Transaction costs (Note 6)              297,345            --           --
 Valuation fees                           57,629            --           --
 Depreciation                            384,978       383,113      386,842
 Amortization of deferred
   organization costs                         --            --        6,000

   Total expenses                        921,133       531,100      548,673

 Income before minority interests and
  equity interest in joint ventures    1,406,796     1,744,123    1,656,974

 Minority interest share in
  Brauvin Chili's Limited
    Partnership's net income                (530)         (569)        (546)

 Equity interest in net income from:
     Brauvin Bay County Venture            1,343            --           --
   Brauvin Gwinnett County Venture        13,510        13,293       11,819
 Net income                           $1,421,119    $1,756,847   $1,668,247
 Net income allocated to the
  General Partners                    $   28,422    $   35,137   $       --
 Net income allocated to the
  Limited Partners                    $1,392,697    $1,721,710   $1,668,247
 Net income per Unit outstanding (a)  $     0.62    $     0.78   $     0.76

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

                       BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           For the years ended December 31, 1996, 1995 and 1994

                                     General     Limited
                                    Partners     Partners*       Total


Balance, January 1, 1994            $ 85,372   $17,719,343     $17,804,715

Contributions, net                        --       145,507         145,507
Selling commissions and other
  offering costs                          --       (31,848)        (31,848)
Net income                                --     1,668,247       1,668,247
Cash distributions                    (5,500)   (2,007,702)     (2,013,202)

Balance, December 31, 1994            79,872    17,493,547      17,573,419

Contributions, net                        --       193,705         193,705
Selling commissions and other
  offering costs                          --       (33,401)        (33,401)
Net income                            35,137     1,721,710       1,756,847
Cash distributions                   (44,237)   (2,060,581)     (2,104,818)

Balance, December 31, 1995            70,772    17,314,980      17,385,752

Contributions, net                        --        32,715          32,715
Selling commissions and other
  offering costs                          --        (8,313)         (8,313)
Net income                            28,422     1,392,697       1,421,119
Cash distributions                   (21,042)   (1,049,822)     (1,070,864)

Balance, December 31, 1996          $ 78,152   $17,682,257     $17,760,409

* Total Units outstanding at December 31, 1996, 1995 and 1994 were 2,230,375, 2,227,103, and 2,208,472, respectively. Cash distributions to Limited Partners per Unit were approximately, $0.47, $0.93 and $0.91 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.



       See accompanying notes to consolidated financial statements.

                        BRAUVIN INCOME PLUS L.P. III
                      (a Delaware limited partnership)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the years ended December 31, 1996, 1995 and 1994

                                                1996        1995      1994
Cash flows from operating activities:
Net income                                  $1,421,119 $1,756,847 $1,668,247
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and  amortization                384,978    383,113    392,842
 Minority interest's share of income from
   Brauvin Chili's Limited Partnership             530        569        546
 Equity interest in net income from:
   Brauvin Bay County Venture                   (1,343)        --         --
   Brauvin Gwinnett County Venture             (13,510)   (13,293)   (11,819)
 (Increase) decrease in rent receivable         (3,318)    13,755     (4,963)
 Increase in deferred rent receivable           (8,629)    (8,629)   (10,129)
 Decrease (increase) in due from affiliates      7,301     (4,949)      (688)
 Increase in other assets                         (631)    (2,059)        --
 Increase in accounts payable and
   accrued expenses                              3,996     12,815    170,784
 (Decrease) increase in rent received
   in advance                                  (21,564)   (61,144)    17,604
 (Decrease) increase in due to affiliates           --    (10,421)     3,337
 Net cash provided by operating
  activities                                 1,768,929  2,066,604  2,225,761

Cash flows from investing activities:
 Investment in Brauvin Bay County Venture     (365,980)        --         --
 Distributions from Brauvin Gwinnett
  County Venture                                15,360     16,639     15,361
 Net cash (used in) provided by
  investing activities                        (350,620)    16,639     15,361

Cash flows from financing activities:
 Sale of Units, net of liquidations and
   selling commissions                          25,848    166,112    119,199
 Cash distributions to Limited Partners     (1,049,822)(2,060,581)(2,007,702)
 Cash distributions to General Partners        (21,042)   (44,237)    (5,500)
 Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership            (585)      (701)      (740)

 Net cash used in financing activities      (1,045,601)(1,939,407)(1,894,743)
Net increase in cash and
 cash equivalents                              372,708    143,836    346,379
Cash and cash equivalents at beginning
 of year                                     1,069,555    925,719    579,340
Cash and cash equivalents at end of year    $1,422,263 $1,069,555 $  925,719

        See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the years ended December 31, 1996, 1995 and 1994

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION

  BRAUVIN INCOME PLUS L.P. III (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors III, Inc. and Jerome J. Brault. Brauvin Realty Advisors III, Inc. is owned by Messrs. Brault (beneficially) (50%) and Cezar M. Froelich (50%). Mr. Froelich resigned as a director of Brauvin Realty Advisors III, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent for the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through December 31, 1996, 1995, and 1994, the Partnership has sold $22,766,719, $22,693,694 and
$22,084,729 of Units, respectively. These totals include $1,459,119, $1,386,094 and $1,096,388 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972, $422,662 and $321,667 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

  The Partnership has acquired the land and buildings underlying five Ponderosa restaurants, two Chi-Chi's restaurants, one International House of Pancakes restaurant, one Applebee's restaurant, two Sports Unlimited stores, and three Steak n Shake restaurants. The Partnership also acquired 99.5%, 6.4% and 34.0% equity interests in three joint ventures with entities affiliated with the Partnership. These ventures own the land underlying a Chili's restaurant, a CompUSA store and a Blockbuster Video store, respectively.

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

     Consolidation of Joint Venture

     The Partnership owns a 99.5% equity interest in one joint venture, Brauvin Chili's Limited Partnership, which owns one Chili's restaurant. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Brauvin Chili's Limited Partnership. All significant intercompany accounts have been eliminated.

     Investment in Joint Venture

     The Partnership owns a 6.4% and a 34.0% equity interest in two joint ventures, Brauvin Gwinnett County Venture, which owns one CompUSA store, and Brauvin Bay County Venture, which owns one Blockbuster Video store, respectively. The accompanying financial statements include the investments in Brauvin Gwinnett County Venture and Brauvin Bay County Venture using the equity method of accounting.

     Investment in Real Estate

     The operating properties acquired by the Partnership are stated at cost including acquisition costs. The Partnership's rental properties are stated at cost including acquisition costs.
Depreciation is recorded on a straight-line basis over the estimated economic lives of the properties which approximate 35 years.

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1996 and 1995. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1996 and 1995.

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

     Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (See Note 6), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.

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

     The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from affiliates; accounts payable and accrued expenses; and rent received in advance.

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

  An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

  The Partnership pays affiliates of the General Partners selling commissions of 7-1/2% of the capital contributions received for Units sold by the affiliates.

  The Partnership pays an affiliate of the General Partners an acquisition fee in the amount of up to 5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                       1996        1995         1994
Selling commissions                  $ 6,867      $27,592     $26,309
Management fees                       22,990       29,539       5,105
Reimbursable operating expenses       98,457       64,679      74,400
Legal fees                             4,244        5,022      31,352
Acquisition Fees                      21,278           --          --
Transaction costs                      8,844           --          --

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1996:

  Year Ending December 31:
                 1997                 $ 2,117,409
                 1998                   2,117,409
                 1999                   2,124,909
                 2000                   2,127,409
                 2001                   2,127,409
                 Thereafter            14,137,988
                                      $24,752,533

  Additional rent based on percentages of tenant sales increases was $158,196, $142,179 and $58,684 in 1996, 1995 and 1994,
respectively.

  Approximately 31% of the Partnership's rental income is from properties operated as Ponderosa restaurants. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa restaurants and, in turn, adversely affect the lessees' ability to pay rent to the Partnership.

(5)  INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                              December 31, 1996  December 31, 1995

Land and buildings, net            $2,330,758            $2,376,510
Other assets                           59,531                41,567
        $2,390,289                 $2,418,077

Liabilities                        $   23,820            $   22,702
Partners' capital                   2,366,469             2,395,375
        $2,390,289                 $2,418,077

                          Year Ended     Year Ended    Year Ended
                         December 31,   December 31,  December 31,
                               1996        1995           1994

Rental income                $264,475     $264,248        $241,451

Expenses:
 Depreciation                  45,752       45,752          45,752
 Management fees                2,520        2,497           2,520
 Operating and
  administrative                5,109        8,292           8,510
                               53,381       56,541          56,782
Net income                   $211,094     $207,707        $184,669

                   BRAUVIN BAY COUNTY VENTURE

                               December 31, 1996

Land and buildings, net           $1,069,277
Other assets                          13,531
                                  $1,082,808

Liabilities                       $    1,155
Partners' capital                  1,081,653
                                  $1,082,808


                                 Period from
                                October 31, 1996
                                (inception) to
                                 December 31,
                                    1996

Rental income                     $18,502

Expenses:
 Depreciation                       2,898
 Management fees                      191
 Operating and administrative      11,463
                                   14,552

Net income                        $ 3,950


(6)  MERGER AND LITIGATION

     Merger

  Pursuant to the terms of the an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 (the "Merger Agreement") the Partnership proposes to merge with and into the Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the
properties of the Partnership (the "Assets").   Cushman & Wakefield
Valuation Advisory Service ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

  The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser.

  The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The Operating General Partners (as defined below) believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Merger, subject to the satisfaction of its due diligence as outlined below.

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the merger as soon as possible.

  A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $534,400. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

  Litigation

  Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the named General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  The plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the Operating General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval on November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate
General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of the costs of defense.

                                                             SCHEDULE III
                                                     BRAUVIN INCOME PLUS L.P. III
                                                   (a Delaware limited partnership)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1996
                                                                                   Gross Amount at Which Carried
                                          Initial Cost                                       at  Close of Period
                                            Buildings,                            Buildings,
                                             Personal        Cost of               Personal
                                           Property and    Subsequent            Property and             Accumulated      Date
   Description      Encumbrances (c) Land   Improvements  Improvements  Land     Improvements    Total   Depreciation (b) Acquired
Ponderosas              $0      $2,500,751  $ 3,052,809       $0    $2,500,751  $ 3,052,809 $ 5,553,560  $  932,402     11/90-6/90
Chi Chi's Restaurant     0         865,252    1,530,299        0       865,252    1,530,299   2,395,551     314,526           3/91
IHOP                     0         297,951      394,958        0       297,951      394,958     692,909      64,435           4/91
Applebee's & Expansion   0         442,625      786,889   83,631       442,625      870,520   1,313,145     180,378    6/91 & 4/92
Sports Unlimited         0       2,194,992    2,395,773        0     2,194,992    2,395,773   4,590,765     460,088           9/91
Chili's Restaurant       0         247,257      788,593        0       247,257      788,593   1,035,850     110,009           2/92
Steak N'Shake            0       1,296,700    1,430,312        0     1,296,700    1,430,312   2,727,012     192,766           3/92

                        $0      $7,845,528  $10,379,633  $83,631    $7,845,528  $10,463,264 $18,308,792  $2,254,604

<F1>
NOTES:
   (a)  The cost of this real estate is $18,308,792  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1996           1995            1994
          Balance at beginning of year                         $18,308,792    $18,308,792     $18,308,792
          Additions-land, buildings and improvements                    --             --              --
          Balance at end of year                               $18,308,792    $18,308,792     $18,308,792

         Accumulated depreciation                                  1996           1995            1994
          Balance at beginning of year                         $ 1,869,626    $ 1,486,513     $ 1,099,671
          Provision for depreciation                               384,978        383,113         386,842
          Balance at end of year                               $ 2,254,604    $ 1,869,626     $ 1,486,513

<F2>
   (c)  Encumbrances - Brauvin Income Plus L.P. III did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Interest Holders.


                                     EXHIBIT

                                        TO

                           BRAUVIN INCOME PLUS L.P. III
                             FORM 10-K ANNUAL REPORT
                               FOR THE PERIOD ENDED
                                DECEMBER 31, 1996

                                  EXHIBIT INDEX

                           BRAUVIN INCOME PLUS L.P. III

                                    FORM 10-K

                   For the fiscal year ended December 31, 1996


Exhibit (10)(d)            First Amendment and Waiver to the Agreement and
                           Plan of Merger

Exhibit (21)               Subsidiaries of the Registrant

Exhibit (27)               Financial Data Schedule

                        EXHIBIT (10) (d)


                    FIRST AMENDMENT AND WAIVER
                                to
                   AGREEMENT AND PLAN OF MERGER


  This Amendment and Waiver (the "Amendment") is made and entered into as of March 24, 1997, by and among BRAUVIN HIGH YIELD FUND L.P., a Delaware limited partnership ("Brauvin I"), BRAUVIN HIGH YIELD FUND L.P. II, a Delaware limited partnership ("Brauvin II"), BRAUVIN INCOME PLUS L.P. III, a Delaware limited partnership ("Brauvin III; and together with Brauvin I and Brauvin II, being sometimes collectively referred to as the "Brauvin Partnerships") and BRAUVIN REAL ESTATE FUNDS, L.L.C., a Delaware limited liability company (the "Merger Company").

                         R E C I T A L S

  WHEREAS, the Brauvin Partnerships and the Merger Company have entered into an Agreement and Plan of Merger, dated as of June 14, 1996 (the "Merger Agreement");

  WHEREAS, the assets being acquired by the Merger Company in connection with the Transaction include all earnings of the Brauvin Partnerships from and after August 1, 1996;

  WHEREAS, unforeseen events have led to the delay in the consummation of the Transaction contemplated by the Merger
Agreement;

  WHEREAS, the Brauvin Partnerships have requested that certain funds constituting earnings accrued after August 1, 1996 and currently being held by the Brauvin Partnerships be released to the limited partners of the Brauvin Partnerships;

  WHEREAS, the Merger Company has agreed to allow for the release of certain funds on the condition that the Brauvin Partnerships agree to extend the Termination Date as set forth in the Merger
Agreement; and

  WHEREAS, as a result of the foregoing, the Brauvin Partnerships and the Merger Company desire to amend the Merger Agreement in certain respects and to waive certain provisions thereof as set forth below.

  NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein, the parties agree as follows, each intending to be legally bound as and to the extent herein provided.

       1. Definitions. Capitalized terms used but not otherwise defined herein are used herein as defined in the Merger Agreement. Each reference in the Merger Agreement to "Merger Agreement," "this Agreement" or words of like import, shall, unless the context otherwise requires, be deemed to refer to the Merger Agreement as amended hereby.

       2.     Amendments.

       (a) Section 2.1.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "General Partner Interest. The general partner interests held by: Brauvin Realty Advisors, Inc., Jerome J. Brault and David M. Strosberg (the "Brauvin I GPs") in Brauvin I; Brauvin Realty Advisors II, Inc., Jerome J. Brault and David M. Strosberg (the "Brauvin II GPs") in Brauvin II; and Brauvin Realty Advisors III, Inc. and Jerome J. Brault (the "Brauvin III GPs" and together with the Brauvin I GPs and the Brauvin II GPs, the "Brauvin GPs") in Brauvin III shall all be cancelled and extinguished and no consideration shall be paid therefor."

       (b)    The definition of "Brauvin I Unit Value" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin I Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin I's real estate related assets, including the value of Brauvin I's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin I's Available Cash and
       (B) the sum of (1) the costs of the Transaction to Brauvin I to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin I not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and (3) the earnings of Brauvin I from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin I Units."

       (c)    The definition of "Brauvin II Unit Value" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin II Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin II's real estate related assets, including the value of Brauvin II's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin II's Available Cash and
       (B) the sum of (1) the costs of the Transaction to Brauvin II to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin II not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and (3) the earnings of Brauvin II from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin II Units."

       (d) The definition of "Brauvin III Unit Value" as set forth in Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin III Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin III's real estate related assets, including the value of Brauvin III's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin III's Available Cash and (B) the sum of (1) the costs of the Transaction to Brauvin III to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin III not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and
       (3) the earnings of Brauvin III from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin III Units."

       (e)    The definition of "Termination Date" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Termination Date' means June 30, 1997."

       3.  Waiver.

       (a) In connection with the amendments set forth in Sections 2(b), (c) and (d) above, the Merger Company waives compliance with
Section 7.3.10 of the Merger Agreement to allow the Brauvin
Partnerships to make distributions of earnings with respect to Units, for earnings received from and after January 1, 1997 through the Effective Time.

       (b) The Merger Company acknowledges that it has been fully informed of certain actions, suits and proceedings that have been commenced against the Brauvin Partnerships and certain of their Affiliates seeking to restrain in certain material respects the Transaction and seeking material damages in connection therewith. The absence of such actions, suits and proceedings is a condition precedent to the obligations of the Merger Company as set forth in
Section 7.3.5 of the Merger Agreement. The Merger Company hereby waives compliance with Section 7.3.5 of the Merger Agreement with respect to such actions, suits and proceedings that have been brought as of the date hereof.

No other waiver of any other filings or other term or condition of the Merger Agreement, express or implied, should be inferred from the foregoing waivers.

       4. Construction. The Article and Section headings of this Amendment are for convenience of reference only and do not form a part hereof and do not in any way modify, interpret or construe the intentions of the parties.

       5. Effectiveness. The effectiveness of this Amendment is subject to receipt by the parties hereto of counterparts of this Amendment executed by each party (whether on the same or different counterparts).

       6. Binding Amendment. This Amendment shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns.

       7. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS, AND NOT THE LAW OF CONFLICTS, OF THE STATE OF ILLINOIS.

       8. Counterparts. This Amendment may be executed in one or more counterparts, and all such counterparts shall constitute one and the same instrument.


                 [Signatures on following pages.]

  IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.


                        Brauvin Partnerships:

                        BRAUVIN HIGH YIELD FUND L.P.,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors, Inc.,
                             an Illinois corporation

                             Its: Corporate General Partner

                             By:  /s/ Jerome J. Brault
                             Its: President


                        BRAUVIN HIGH YIELD FUND L.P. II,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors II, Inc.,
                             an Illinois corporation

                             Its: Corporate General Partner

                             By:  /s/ Jerome J. Brault
                             Its: President



                        BRAUVIN INCOME PLUS L.P. III,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors III, Inc.,
                             an Illinois corporation

                             Its: Corporate General Partner

                             By:  /s/ Jerome J. Brault
                             Its: President

                        Merger Company:

                        BRAUVIN REAL ESTATE FUNDS, L.L.C.,
                        a Delaware limited liability company

                        By:  Brauvin Realty Estate Funds, Inc.,
                             an Illinois corporation

                            Its: Manager

                             By:   /s/James L. Brault
                             Its: President

(Exhibit 21)



Name of Subsidiary                      State of Formation

Brauvin Chili's Limited Partnership          Delaware

Brauvin Gwinnett County Venture              Illinois

Brauvin Bay County Venture                   Illinois