Form 10-Q
period 1997-03-31
BRAUVIN INCOME PLUS L P III
filed 1997-05-15
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended   March 31, 1997

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

                              INDEX
                                                             Page
PART I  Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .    3

        Consolidated Balance Sheets at March 31, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the three
        months ended March 31, 1997 and 1996. . . . . . . .    5

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1996 to March 31, 1997 . . .    6

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1997 and 1996. . . . . . . .    7

        Notes to Consolidated Financial Statements. . . . .    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .  25

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .  32

Item 2. Changes in Securities . . . . . . . . . . . . . . .  36

Item 3. Defaults Upon Senior Securities . . . . . . . . . .  36

Item 4. Submissions of Matters to a Vote of Security Holders 36

Item 5. Other Information . . . . . . . . . . . . . . . . .  37

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .  37

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  38

               PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1997, Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to March 31, 1997 and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                March 31,    December 31,
                                                   1997          1996
ASSETS
 Investment in real estate, at cost:
      Land                                      $ 7,845,528   $ 7,845,528
      Buildings and improvements                 10,463,264    10,463,264
                                                 18,308,792    18,308,792
      Less: Accumulated depreciation             (2,347,849)   (2,254,604)
      Net investment in real estate              15,960,943    16,054,188

      Investment in Joint Ventures (Note 4):
       Brauvin Gwinnett County Venture              151,061       151,818
       Brauvin Bay County Venture                   364,993       367,323

      Cash and cash equivalents                   1,414,070     1,442,263
      Rent receivable                                 2,215         3,318
      Deferred rent receivable                       47,358        45,201
      Prepaid offering costs                         70,824        70,824
      Other assets                                       --         2,690
        Total Assets                            $18,011,464   $18,137,625

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses     $   311,479   $   315,549
      Rent received in advance                       36,981        62,236
        Total Liabilities                           348,460       377,785

      Minority Interest in Brauvin
  Brauvin Chili's Limited Partnership                  (604)         (569)

      PARTNERS' CAPITAL:
      General Partners                               86,905        78,152
      Limited Partners                           17,576,703    17,682,257
        Total Partners' Capital                  17,663,608    17,760,409

      Total Liabilities and Partners' Capital   $18,011,464   $18,137,625

  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31,
                                                     1997          1996
INCOME:
      Rental                                       $567,350      $546,007
      Interest                                       17,732         9,814
      Other                                             180           379
         Total income                               585,262       556,200

EXPENSES:
      General and administrative                     46,059        38,079
      Management fees                                 6,048         5,943
      Transaction costs                              11,727            --
      Valuation fees                                     --        19,200
      Depreciation                                   93,245        96,244
         Total expenses                             157,079       159,466

Income before minority interest and
      equity interest in joint ventures             428,183       396,734

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (115)         (123)

Equity interest in net income from:
      Brauvin Bay County Venture                      6,170            --
      Brauvin Gwinnett County Venture                 3,403         3,403

Net income                                         $437,641      $400,014

Net income allocated to the
      General Partners                             $  8,753      $  8,000

Net income allocated to the
      Limited Partners                             $428,888      $392,014

Net income per Unit outstanding (a)                $   0.19      $   0.18

(a)Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").
  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the period January 1, 1996 to March 31, 1997

                                     General      Limited
                                     Partners    Partners*      Total

Balance January 1, 1996               $70,772   $17,314,980   $17,385,752

Contributions, net                         --        32,715        32,715
Selling commissions and
      other offering costs                 --        (8,313)       (8,313)
Net income                             28,422      1,392,697     1,421,119
Cash distributions                    (21,042)    (1,049,822)   (1,070,864)

Balance, December 31, 1996             78,152     17,682,257    17,760,409

Net income                              8,753        428,888       437,641
Cash distributions                         --       (534,442)     (534,442)

Balance, March 31, 1997               $86,905    $17,576,703   $17,663,608


* Total Units sold at March 31, 1997 and December 31, 1996 were 2,230,375. Cash distributions to Limited Partners per Unit were $.24 and $0.47 for the three months ended March 31, 1997 and the year ended December 31, 1996 respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.








   See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,

                                                       1997        1996
Cash flows from operating activities:
Net income                                          $  437,641   $400,014
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                        93,245     96,244
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                    115        123
   Equity interest in net income from:
    Brauvin Bay County Venture                          (6,170)        --
    Brauvin Gwinnett County Venture                     (3,403)    (3,403)
   Decrease in rent receivables                          1,103         --
   Increase in deferred rent receivable                 (2,157)    (2,157)
   Decrease in due from affiliates                          --      7,301
   Decrease (increase) in other assets                   2,690    (19,759)
   Decrease in accounts payable
    and accrued expenses                                (4,070)   (29,553)
   (Decrease) increase in rent received
      in advance                                       (25,255)     4,050
Net cash provided by operating activities              493,739    452,860

Cash flows from investing activities:
Cash distribution from:
    Brauvin Bay County Venture                           8,500         --
    Brauvin Gwinnett County Venture                      4,160      3,841
Net cash provided by investing activities               12,660      3,841

Cash flows from financing activities:
 Sale of Units, net of liquidations
   and selling commissions                                  --     25,848
Cash distributions to General Partners                      --    (10,553)
Cash distributions to Limited Partners                (534,442)  (517,874)
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership                    (150)      (195)
Net cash used in financing activities                 (534,592)  (502,774)

Net decrease in cash and cash equivalents              (28,193)   (46,073)
Cash and cash equivalents at beginning
   of period                                         1,442,263  1,069,555
Cash and cash equivalents at end of period          $1,414,070 $1,023,482

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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through March 31, 1997 and December 31, 1996, the Partnership has sold $22,766,719 of Units. This total includes $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972,have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1997 and December 31, 1996. As of March 31, 1997, the Plan participants

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1997 and December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1997 or the year ended December 31, 1996.

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

     Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (See Note 5), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; accounts payable and accrued expenses; and rent received in advance.

     Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to classifications adopted in 1997.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1997 and 1996 were as follows:

                                              1997           1996
Selling commissions                         $    --        $ 6,867
Management fees                               6,048          5,943
Reimbursable operating expenses              36,646         22,200
Legal fees                                       --          3,479

(4) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                       BRAUVIN GWINNETT COUNTY VENTURE

                              March 31, 1997      December 31, 1996

Land and buildings, net            $2,320,177            $2,330,758
Other assets                           59,258                59,531
                                   $2,379,435            $2,390,289

Liabilities                        $   24,786            $   22,702
Partners' capital                   2,354,649             2,395,375
                                   $2,379,435            $2,418,077


For the three months ended March 31,

                                            1997              1996

Rental income                             $65,805           $65,225

Expenses:
 Depreciation                              10,582            11,438
 Management fees                              875               622
 Operating and
  administrative                            1,169                --
                                           12,626            12,060
Net income                                $53,179           $53,165

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 BRAUVIN BAY COUNTY VENTURE

                                         March 31,1997    December 31, 1996

Land and buildings, net                    $1,066,293        $1,069,277
Other assets                                    8,506            13,531
                                           $1,074,799        $1,082,808

Liabilities                                $       --        $    1,155
Partners' capital                           1,074,799         1,081,653
                                           $1,074,799        $1,082,808

              For the three months ended March 31,

                                    1997

Rental and other income           $27,914

Expenses:
 Depreciation                       2,984
 Management fees                      292
 Operating and administrative       6,493
                                    9,769

Net income                        $18,145

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  MERGER AND LITIGATION

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

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership
and the Affiliated Partnerships.   The investigation has narrowed
the concerns to properties of the Affiliate Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value.
Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

  On April 2, 1997, plaintiffs again requested that the District
Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

     Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects,""intends,""plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 as of March 31, 1997 and December 31, 1997 from Limited Partners investing their distributions of Operating Cash Flow in additional Units, which process was discontinued when the proxy solicitation process began. As of March 31, 1997 and December 31, 1997 Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

  On October 31, 1996, the Partnership purchased a 34% joint venture equity interest in a joint venture with affiliated public real estate limited partnerships, the Brauvin Bay County Venture. The Brauvin Bay County Venture purchased real property upon which is operated a newly constructed Blockbuster video store. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

  These operating properties are expected to generate cash flow for the Partnership after deducting certain operating and general and administrative expenses from their rental income. The
Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date               1997        1996      1995      1994
February 15        $.2396 (a)    $.2313    $.2313    $.2250

May 15                            .2313     .2313     .2250

August 15                            --     .2313     .2250

November 15                          --     .2313     .2313

(a) The 1997 distribution was made on March 31, 1997.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, as described in legal proceedings, the Special Meeting was adjourned to November 8, 1996 at 10:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

  The General Partners of the Partnership are Mr. Jerome J. Brault, the Managing General Partner, and Brauvin Realty Advisors III, Inc., the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

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

    Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The investigation has narrowed the concerns to properties of the Affiliated Partnerships.
The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

    A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited
Partners on March 31, 1997 in the amount of approximately $534,400.

Results of Operations - Three months ended March 31, 1996 and 1995

    Results of operations for the three months ended March 31, 1997 reflected net income of $437,641 compared to $400,014 for the three months ended March 31, 1996, an increase of approximately $37,600. The increase in net income was due primarily to an increase in total income of approximately $29,100.

    Total income for the three months ended March 31, 1997 was $585,262 as compared to $556,200 for the three months ended March 31, 1996, an increase of approximately $29,100. The increase in total income is mainly due to an increase in rental income as a result of increased percentage rents. Additionally adding to the increase in total income is an increase in interest income as a result of increased cash balances in 1997.

    Total expenses for the three months ended March 31, 1997 were $157,079 as compared to $159,466 for the three months ended March
31, 1996, a decrease of  approximately $2,400.   The decrease in
expenses was due to an decrease in valuation fees related to the Parntership hiring an independent real estate company to conduct property valuations in 1996. Partially offsetting the decline in valuation fees is the increase in transaction costs related to the Merger Agreement and an increase in general and administrative expenses associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above.

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

               On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

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

          None.

ITEM 3.   Defaults Upon Senior Securities.

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None.

                 BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

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

                      DATE: May 15, 1997



                      BY:   /s/ B. Allen Aynessazian
                            B. Allen Aynessazian
                            Chief Financial Officer and Treasurer

                      DATE: May 15, 1997