Form 10-Q
period 1997-06-30
BRAUVIN INCOME PLUS L P III
filed 1997-08-14
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended          June 30, 1997

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

                              INDEX
                                                             Page
PART I  Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .    3

        Consolidated Balance Sheets at June 30, 1997 and
        December 31, 1996 . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the six
        months ended June 30, 1997 and 1996 . . . . . . . .    5

        Consolidated Statements of Operations for the
        three months ended June 30, 1997 and 1996 . . . . .    6

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1996 to June 30, 1997. . . .    7

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 1997 and 1996 . . . . . . . .    8

        Notes to Consolidated Financial Statements. . . . .    9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .   28

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .   37

Item 2. Changes in Securities . . . . . . . . . . . . . . .   42

Item 3. Defaults Upon Senior Securities . . . . . . . . . .   42

Item 4. Submissions of Matters to a Vote of Security Holders  42

Item 5. Other Information . . . . . . . . . . . . . . . . .   42

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .   42

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .   43

                PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1997, Consolidated Statements of Operations for the six months ended
June 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to June 30, 1997 and Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                June 30,     December 31,
                                                  1997           1996
ASSETS
 Investment in real estate, at cost:
      Land                                      $ 7,845,528   $ 7,845,528
      Buildings and improvements                 10,463,264    10,463,264
                                                 18,308,792    18,308,792
      Less: Accumulated depreciation             (2,441,093)   (2,254,604)
      Net investment in real estate              15,867,699    16,054,188

      Investment in Joint Ventures (Note 4):
       Brauvin Gwinnett County Venture              150,569       151,818
       Brauvin Bay County Venture                   363,658       367,323

      Cash and cash equivalents                   1,678,708     1,442,263
      Rent receivable                                 1,150         3,318
      Deferred rent receivable                       49,516        45,201
      Prepaid offering costs                         70,824        70,824
      Other assets                                       --         2,690
        Total Assets                            $18,182,124   $18,137,625

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses     $    30,749   $    41,591
      Tenant security deposit                        52,203       273,958
      Due to affiliate                                2,724            --
      Rent received in advance                       77,193        62,236
        Total Liabilities                           162,869       377,785

      Minority Interest in Brauvin
  Brauvin Chili's Limited Partnership                  (657)         (569)

      PARTNERS' CAPITAL:
      General Partners                               94,353        78,152
      Limited Partners                           17,925,559    17,682,257
        Total Partners' Capital                  18,019,912    17,760,409

      Total Liabilities and Partners' Capital   $18,182,124   $18,137,625




  See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six Months Ended June 30,
                                                   1997           1996
INCOME:
      Rental                                     $1,129,779    $1,098,806
      Interest                                       35,269        18,723
      Other                                             294           542
         Total income                             1,165,342     1,118,071

EXPENSES:
      General and administrative                    103,454        78,899
      Management fees                                12,492        11,603
      Transaction costs                              70,986         9,868
      Valuation fees                                     --        38,400
      Depreciation                                  186,489       192,489
         Total expenses                             373,421       331,259

Income before minority interest and
      equity interest in joint ventures             791,921       786,812

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (247)         (249)

Equity interest in net income from:
      Brauvin Bay County Venture                     11,635            --
      Brauvin Gwinnett County Venture                 6,751         6,631

Net income                                       $  810,060     $ 793,194

Net income allocated to the
      General Partners                           $   16,201     $  15,864

Net income allocated to the
      Limited Partners                           $  793,859     $ 777,330

Net income per Unit outstanding (a)              $     0.36     $    0.35

(a)Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30,
                                                     1997          1996
INCOME:
      Rental                                       $562,429      $552,799
      Interest                                       17,537         8,909
      Other                                             114           163
         Total income                               580,080       561,871

EXPENSES:
      General and administrative                     57,395        40,820
      Management fees                                 6,444         5,660
      Transaction costs                              59,259         9,868
      Valuation fees                                     --        19,200
      Depreciation                                   93,244        96,245
         Total expenses                             216,342       171,793

Income before minority interest and
      equity interest in joint ventures             363,738       390,078

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (132)         (126)

Equity interest in net income from:
      Brauvin Bay County Venture                      5,465            --
      Brauvin Gwinnett County Venture                 3,348         3,228

Net income                                         $372,419      $393,180

Net income allocated to the
      General Partners                             $  7,448      $  7,864

Net income allocated to the
      Limited Partners                             $364,971      $385,316

Net income per Unit outstanding (a)                $   0.16      $   0.17

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

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the period January 1, 1996 to June 30, 1997

                                     General      Limited
                                     Partners    Partners*     Total

Balance, January 1, 1996              $70,772   $17,314,980   $17,385,752

Contributions, net                         --        32,715        32,715
Selling commissions and
      other offering costs                 --        (8,313)       (8,313)
Net income                             28,422     1,392,697     1,421,119
Cash distributions                    (21,042)   (1,049,822)   (1,070,864)

Balance, December 31, 1996             78,152     17,682,257   17,760,409

Net income                             16,201        793,859      810,060
Cash distributions                         --       (550,557)    (550,557)

Balance, June 30, 1997                $94,353    $17,925,559  $18,019,912


* Total Units sold at June 30, 1997 and December 31, 1996 were 2,230,375. Cash distributions to Limited Partners per Unit were $0.24 and $0.47 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.








   See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30,

                                                       1997         1996
Cash flows from operating activities:
Net income                                           $ 810,060   $ 793,194
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                       186,489     192,489
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                    247         249
   Equity interest in net income from:
   Brauvin Bay County Venture                          (11,635)         --
   Brauvin Gwinnett County Venture                      (6,751)     (6,631)
   Decrease in rent receivables                          2,168          --
   Increase in deferred rent receivable                 (4,315)     (4,315)
   Decrease in due from affiliates                          --       7,301
   Decrease (increase) in other assets                   2,690     (19,809)
   Decrease in accounts payable
    and accrued expenses                               (10,842)     (8,632)
   Decrease in tenant security deposits               (221,755)         --
   Increase in due to affiliate                          2,724          --
   Increase in rent received in advance                 14,957        (514)
Net cash provided by operating activities              764,037     953,332

Cash flows from investing activities:
Cash distribution from:
    Brauvin Bay County Venture                          15,300          --
    Brauvin Gwinnett County Venture                      8,000       7,681
Cash provided by investing activities                   23,300       7,681

Cash flows from financing activities:
 Sale of Units, net of liquidations
   and selling commissions                                  --      25,848
Cash distributions to General Partners                      --     (21,042)
Cash distributions to Limited Partners                (550,557) (1,049,588)
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership                    (335)       (335)
Net cash used in financing activities                 (550,892) (1,045,117)

Net increase (decrease) in cash
 and cash equivalents                                  236,445     (84,104)
Cash and cash equivalents at beginning
   of period                                         1,442,263   1,069,555
Cash and cash equivalents
   at end of period                                 $1,678,708  $  985,451

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

 The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through June 30, 1997 and December 31, 1996, the Partnership has sold $22,766,719 of Units. This total includes $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972, have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1997 and December 31, 1996. As of June 30, 1997, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997 and December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 1997 or the year ended December 31, 1996.

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

     The fair value estimates presented herein are based on information available to management as of June 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

  An affiliate of a former General Partner provided securities and real estate counsel to the Partnership.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1997 and 1996 were as follows:

                                             1997            1996
Selling commissions                         $    --        $6,867
Management fees                              12,492        11,603
Reimbursable operating expenses              70,846        44,400
Legal fees                                      197         3,479

   As of June 30, 1997 the Partnership has made all payments to affiliates except for $2,724 related to management fees.


(4) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                                June 30, 1997    December 31, 1996

Land and buildings, net            $2,309,595            $2,330,758
Other assets                           60,560                59,531
                                   $2,370,155            $2,390,289

Liabilities                        $   23,198            $   22,702
Partners' capital                   2,346,957             2,395,375
                                   $2,370,155            $2,418,077


For the six months ended June 30,

                                        1997                1996

Rental income                            $137,203          $130,494

Expenses:
 Depreciation                              21,163            22,876
 Management fees                            1,527             1,242
 Operating and
  administrative                            9,025             2,772
                                           31,715            26,890
Net income                               $105,488          $103,604

                        BRAUVIN BAY COUNTY VENTURE

                                     June 30,1997       December 31, 1996
Land and buildings, net                    $1,061,881        $1,069,277
Other assets                                   19,254            13,531
                                           $1,081,135        $1,082,808

Liabilities                                $   10,263        $    1,155
Partners' capital                           1,070,872         1,081,653
                                           $1,081,135        $1,082,808

               For the six months ended June 30,

                                    1997

Rental and other income           $55,271

Expenses:
 Depreciation                       7,396
 Management fees                      685
 Operating and administrative      12,970
                                   21,051

Net income                        $34,220

(5)  MERGER AND LITIGATION

     Merger

     Pursuant to the terms of the an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 and June 30, 1997 (the "Merger Agreement") the Partnership proposes to merge with and into the Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

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

     Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The investigation has narrowed the concerns to properties of the Affiliated Partnership. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in light of these developments.

     In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited
Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the merger as soon as possible.

     A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $534,400. A distribution of the Partnership's net earnings for the period April 1, 1997 to June 30, 1997 was made to the Limited Partners on July 15, 1997 in the amount of approximately $533,000. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

     The lawsuit as described below has now been pending for approximately elevem months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the Operating General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

     For example, the July 15, 1997 distribution is based on the net earnings of the Partnership for the second quarter. This distribution was lower than it otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated seven of the Affiliated Partnerships' properties. Fortunately, none of the Partnership's properties has been closed. However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

     Litigation

     Three legal actions, as hereinafter described, were filed against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the General
Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  B. The Illinois Christman Lawsuit

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

  C. The Scialpi Illinois Lawsuit

    On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors,
Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors
III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P.,
Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

    Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

    The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.

    Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate
General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of the costs of defense.

(6) SUBSEQUENT EVENT

    On July 15, 1997, the Partnership paid Limited Partners a distribution that totaled approximately $533,000.

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

Liquidity and Capital Resources

     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 as of June 30, 1997 and December 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units, which process was discontinued when the proxy solicitation process began. As of June 30, 1997 and December 31, 1996, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date                1997        1996      1995      1994
February 15         $.2396 (a)    $.2313     $.2313    $.2250
May 15                    --       .2313      .2313     .2250
August 15            .2390 (b)        --      .2313     .2250
November 15                           --      .2313     .2313
(a) The 1997 distribution was made on March 31, 1997.
(b) The 1997 distribution was made on July 15, 1997.

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

    The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

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

    The General Partners of the Partnership are Mr. Jerome J. Brault, the Managing General Partner, and Brauvin Realty Advisors III, Inc., the Corporate General Partner, Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

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

    Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The investigation has narrowed the concerns to properties of the Affiliated Partnership. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

    In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

    A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $534,400. A distribution of the Partnership's net earnings for the period April 1, 1997 to June 30, 1997 was made to the Limited Partners on July 15, 1997 in the amount of approximately $533,000.

    The lawsuit has now been pending for approximately eleven months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partner believes the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the Operating General Partner is unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

    For example, the July 15, 1997 distribution is based on the net earnings of the Partnership for the second quarter. This distribution is lower than it otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated seven of the Affiliated Partnerships' properties. Fortunately, none of the Partnership's properties has been closed. However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.
 Results of Operation - Six months ended June 30, 1997 and 1996

    Results of operations for the six months ended June 30, 1997 reflected net income of $810,060 compared to $793,194 for the six months ended June 30, 1996, an increase of approximately $16,900.

    Total income for the six months ended June 30, 1997 reflected net income of $1,165,342 as compared to $1,118,071 for the six months ended June 30, 1996, an increase of approximately $47,300. The increase in total income was due primarily to an increase in rental income as a result of increased percentage rents. Also adding to the increase in total income was an increase in interest income as a result of increased cash balances in 1997.

    Total expenses for the six months ended June 30, 1997 was $373,421 as compared to $331,259 for the six months ended June 30, 1996, an increase of approximately $42,200. The increase in expenses was primarily the result of an increase in transaction costs related to the Merger and an increase in general and administrative expenses associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above. Partially offsetting the increase in transaction costs and general and administrative expenses was a decrease in valuation fees related to the Partnership hiring an independent real estate company to conduct property valuations in 1996, while no such fees are associated with the period ended in 1997.

Results of Operations - Three months ended June 30, 1997 and 1996

    Results of operations for the three months ended June 30, 1997 reflected net income of $372,419 compared to $393,180 for the three months ended June 30, 1996, a decrease of approximately $20,800. The decrease in net income was due primarily to an increase in total expenses as a result of the Transaction.

    Total income for the three months ended June 30, 1997 was $580,080 as compared to $561,871 for the three months ended June 30, 1996, an increase of approximately $18,200. The increase in total income was mainly due to an increase in rental income as a result of increased percentage rents. Alos adding to the increase in total income was an increase in interest income as a result of increased cash balances in 1997.

    Total expenses for the three months ended June 30, 1997 were $216,342 as compared to $171,793 for the three months ended June 30, 1996, an increase of approximately $44,500. The increase in expenses was primarily the result of an increase in transaction costs related to the Merger Agreement and an increase in general and administrative expenses associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above. Partially offsetting the increase in transaction costs and general and administrative expenses was a decrease in valuation fees related to the Partnership hiring an independent real estate company to conduct property valuations in 1996, while no such fees are associated with the period ended in 1997.

                        PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

  Three legal actions, as hereinafter described, were filed against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.


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

  B. The Illinois Christman Lawsuit

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

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.

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

                      DATE: August 14, 1997



                      BY:   /s/ B. Allen Aynessazian
                            B. Allen Aynessazian
                            Chief Financial Officer and Treasurer

                      DATE: August 14, 1997