Form 10-Q
period 1997-09-30
BRAUVIN INCOME PLUS L P III
filed 1997-11-14
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended         September 30, 1997


                                or

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

                              INDEX
                                                              Page
PART I  Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .    3

        Consolidated Balance Sheets at September 30, 1997
        and December 31, 1996 . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the nine
        months ended September 30, 1997 and 1996. . . . . .    5

        Consolidated Statements of Operations for the
        three months ended September 30, 1997 and 1996. . .    6

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1996 to September 30, 1997 .    7

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1997 and 1996. . . . . .    8

        Notes to Consolidated Financial Statements. . . . .    9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .  29

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .  38

Item 2. Changes in Securities . . . . . . . . . . . . . . .  43

Item 3. Defaults Upon Senior Securities . . . . . . . . . .  43

Item 4. Submissions of Matters to a Vote of Security Holders 43

Item 5. Other Information . . . . . . . . . . . . . . . . .  43

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .  43

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  44

            PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements.

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1997, Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to September 30, 1997 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                   1997           1996
ASSETS
 Investment in real estate, at cost:
      Land                                       $7,845,528    $7,845,528
      Buildings and improvements                 10,463,264    10,463,264
                                                 18,308,792    18,308,792
      Less: Accumulated depreciation             (2,534,338)   (2,254,604)
      Net investment in real estate              15,774,454    16,054,188

      Investment in Joint Ventures (Note 4):
       Brauvin Gwinnett County Venture              150,418       151,818
       Brauvin Bay County Venture                   359,217       367,323

      Cash and cash equivalents                   1,679,504     1,442,263
      Rent receivable                                 2,477         3,318
      Deferred rent receivable                       51,673        45,201
      Prepaid offering costs                         70,824        70,824
      Other assets                                       --         2,690
        Total Assets                            $18,088,567   $18,137,625

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses     $    75,019   $    41,591
      Tenant security deposit                        52,203       273,958
      Due to affiliate                                1,920            --
      Rent received in advance                       18,929        62,236
        Total Liabilities                           148,071       377,785

      Minority Interest in Brauvin
      Chili's Limited Partnership                      (617)         (569)

      PARTNERS' CAPITAL:
      General Partners                              103,437        78,152
      Limited Partners                           17,837,676    17,682,257
        Total Partners' Capital                  17,941,113    17,760,409

      Total Liabilities and Partners'
      Capital                                   $18,088,567   $18,137,625




  See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Nine Months Ended September 30,
                                                    1997          1996
INCOME:
      Rental                                     $1,732,414    $1,672,755
      Interest                                       54,198        30,774
      Other                                             472           704
         Total income                             1,787,084     1,704,233

EXPENSES:
      General and administrative                    130,094       120,858
      Management fees                                17,887        17,234
      Transaction costs                             123,320       187,303
      Valuation fees                                     --        40,129
      Depreciation                                  279,734       288,733
         Total expenses                             551,035       654,257

Income before minority interest and
      equity interest in joint ventures           1,236,049     1,049,976

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (387)         (423)

Equity interest in net income from:
      Brauvin Bay County Venture                     18,414            --
      Brauvin Gwinnett County Venture                10,185        10,157

Net income                                      $ 1,264,261    $1,059,710

Net income allocated to the
      General Partners                          $    25,285    $   21,194

Net income allocated to the
      Limited Partners                          $ 1,238,976    $1,038,516

Net income per Unit outstanding (a)             $      0.56    $     0.47

(a)Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30,

                                                     1997          1996
INCOME:
      Rental                                       $602,635      $573,949
      Interest                                       18,929        12,051
      Other                                             178           162
         Total income                               621,742       586,162

EXPENSES:
      General and administrative                     26,640        41,959
      Management fees                                 5,395         5,631
      Transaction costs                              52,334       177,435
      Valuation fees                                     --         1,729
      Depreciation                                   93,245        96,244
         Total expenses                             177,614       322,998

Income before minority interest and
      equity interest in joint ventures             444,128       263,164

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (140)         (174)

Equity interest in net income from:
      Brauvin Bay County Venture                      6,779            --
      Brauvin Gwinnett County Venture                 3,434         3,526

Net income                                         $454,201      $266,516

Net income allocated to the
      General Partners                             $  9,084      $  5,330

Net income allocated to the
      Limited Partners                             $445,117      $261,186

Net income per Unit outstanding (a)                $   0.20      $   0.12

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

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the period January 1, 1996 to September 30, 1997

                                      General      Limited
                                      Partners    Partners*     Total

Balance, January 1, 1996              $70,772   $17,314,980   $17,385,752

Contributions, net                         --        32,715        32,715
Selling commissions and
      other offering costs                 --        (8,313)       (8,313)
Net income                             28,422      1,392,697    1,421,119
Cash distributions                    (21,042)    (1,049,822)  (1,070,864)

Balance, December 31, 1996             78,152     17,682,257   17,760,409

Net income                             25,285      1,238,976    1,264,261
Cash distributions                         --     (1,083,557)  (1,083,557)

Balance, September 30, 1997          $103,437    $17,837,676  $17,941,113


* Total Units sold at September 30, 1997 and December 31, 1996 were 2,230,375. Cash distributions to Limited Partners per Unit were $0.49 and $0.47 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.








   See accompanying notes to consolidated financial statements.


                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30,

                                                      1997         1996
Cash flows from operating activities:
Net income                                          $1,264,261   $1,059,710
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                       279,734      288,733
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                    387          423
   Equity interest in net income from:
   Brauvin Bay County Venture                          (18,414)          --
   Brauvin Gwinnett County Venture                     (10,185)     (10,157)
   Decrease in rent receivables                            841           --
   Increase in deferred rent receivable                 (6,472)      (6,472)
   Decrease in due from affiliates                          --        7,301
   Decrease (increase) in other assets                   2,690      (19,809)
   Increase in accounts payable
    and accrued expenses                                33,428       92,775
   Decrease in tenant security deposits               (221,755)          --
   Increase in due to affiliate                          1,920           --
   (Decrease) increase in rent
      received in advance                              (43,307)       3,762
Net cash provided by operating activities            1,283,128    1,416,266

Cash flows from investing activities:
Cash distribution from:
    Brauvin Bay County Venture                          26,520           --
    Brauvin Gwinnett County Venture                     11,585       11,521
Cash provided by investing activities                   38,105       11,521

Cash flows from financing activities:
Sale of Units, net of liquidations
   and selling commissions                                  --       25,848
Cash distributions to General Partners                      --      (21,042)
Cash distributions to Limited Partners              (1,083,557)  (1,049,588)
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership                    (435)        (410)
Net cash used in financing activities               (1,083,992)  (1,045,192)

Net increase in cash
 and cash equivalents                                  237,241      382,595
Cash and cash equivalents at beginning
   of period                                         1,442,263    1,069,555
Cash and cash equivalents
   at end of period                                 $1,679,504   $1,452,150

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

 The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through September 30, 1997 and December 31, 1996, the Partnership has sold $22,766,719 of Units. This total includes $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972, have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1997 and December 31, 1996. As of September 30, 1997, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997 and December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended September 30, 1997 or the year ended December 31, 1996.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; accounts payable and accrued expenses; tenant security deposits;
due to affiliate; and rent received in advance.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1997 and 1996 were as follows:

                                             1997             1996
Selling commissions                         $    --         $6,867
Management fees                              17,887         17,234
Reimbursable operating expenses              79,870         83,800
Legal fees                                      197          4,229
Acquisition fees                                 --         19,179

   As of September 30, 1997, the Partnership has made all payments to affiliates except for $1,920 related to management fees.




(4) INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                            September 30, 1997    December 31, 1996

Land and buildings, net            $2,299,014            $2,330,758
Other assets                           69,414                59,531
                                   $2,368,428            $2,390,289

Liabilities                          $ 23,823            $   23,820
Partners' capital                   2,344,605             2,366,469
                                   $2,368,428            $2,390,289


                 For the nine months ended September 30,

                                           1997             1996

Rental income                            $205,483          $198,607

Expenses:
 Depreciation                              31,744            34,314
 Management fees                            2,178             1,656
 Operating and
  administrative                           12,424             3,941
                                           46,346            39,911
Net income                               $159,137          $158,696

                                BRAUVIN BAY COUNTY VENTURE

                                      September 30,1997     December 31, 1996
Land and buildings, net                    $1,057,470        $1,069,277
Other assets                                    1,532            13,531
                                           $1,059,002        $1,082,808

Liabilities                                $    1,191        $    1,155
Partners' capital                           1,057,811         1,081,653
                                           $1,059,002        $1,082,808

            For the nine months ended September 30,

                                    1997

Rental and other income           $82,628

Expenses:
 Depreciation                      11,807
 Management fees                      879
 Operating and administrative      15,783
                                   28,469

Net income                        $54,159













(5)     MERGER AND LITIGATION

      Merger

  Pursuant to the terms of the an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997(the "Merger Agreement") the Partnership proposes to merge with and into the Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

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

   Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at one of the the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in light of these developments.

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the merger as soon as possible.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997 were made to the Limited Partners on March 31, 1997 and July 15, 1997, respectively in the amounts of approximately $534,400 and $533,000, respectively. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Limited Partners on October 22, 1997 in the amount of approximately $470,600. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

   The lawsuit as described below has now been pending for approximately 14 months. The suit continues to command the time, attention and resources of the Partnership. The General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

  For example, the 1997 distributions are based on the net earnings of the Partnership for the nine months ended September 30, 1997. These distributions are lower than they otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuit. The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated seven of the Affiliated Partnerships' properties. Fortunately, none of the Partnership's properties has been closed. However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

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












  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs are not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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


  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Limited Partners to vote in favor of or against the proposed Transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of any potential liability from the litigation or the costs of defense.
(6) SUBSEQUENT EVENT

  On October 22, 1997, the Partnership paid Limited Partners a distribution that totaled approximately $470,600.

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

Liquidity and Capital Resources

     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 as of September 30, 1997 and December 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units, which process was discontinued when the proxy solicitation process began. As of September 30, 1997 and December 31, 1996, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.



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

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date               1997 (a)     1996      1995      1994
February 15          $.2396      $.2313    $.2313     $.2250
May 15                .2390       .2313     .2313      .2250
August 15             .2109          --     .2313      .2250
November 15              --          --     .2313      .2313

(a) The 1997 distributions were made on March 31, 1997, July 15,
1997 and October 22, 1997.

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

     Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending (see Part II Item 1). The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

    Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at one of the the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in light of these developments.

    In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

    Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997 were made to the Limited Partners on March 31, 1997 and July 15, 1997, respectively in the amounts of approximately $534,400 and $533,000. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Limited Partners on October 22, 1997 in the amount of approximately $470,600.

    The litigation has now been pending for approximately 14 months. The suits continues to command the time, attention and resources of the Partnership. The General Partners believe the litigation is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

    For example, the 1997 distributions are based on the net earnings of the Partnership for the nine months ended September 30, 1997. These distributions are lower than they otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuits. The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated seven of the Affiliated Partnerships' properties. Fortunately, none of the Partnership's properties has been closed. However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

    In September 1997, one of the Partnership's properties located in Elmhurst, Illinois sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds and the lease. The tenant continues to fulfill its rental obligations. Further the Partnership has received inquires from potential purchasers regarding this damaged property. The Partnership is currently studying all its alternatives regarding this property.

Results of Operation - Nine months ended September 30, 1997 and
1996

    Results of operations for the nine months ended September 30, 1997 reflected net income of $1,264,261 compared to $1,059,710 for the nine months ended September 30, 1996, an increase of approximately $204,600.

    Total income for the nine months ended September 30, 1997 was $1,787,084 as compared to $1,704,233 for the nine months ended September 30, 1996, an increase of approximately $82,900. The increase in total income was due primarily to an increase in rental income as a result of increased percentage rents. Also adding to the increase in total income was an increase in interest income as a result of increased cash balances in 1997.

    Total expenses for the nine months ended September 30, 1997 was $551,035 as compared to $654,257 for the nine months ended September 30, 1996, a decrease of approximately $103,200. The decrease in expenses was primarily the result of a decrease in transaction costs and valuation fees. Partially offsetting this decrease in expenses was an increase in general and administrative expenses associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above.

Results of Operations - Three months ended September 30, 1997 and
1996

    Results of operations for the three months ended September 30, 1997 reflected net income of $454,201 compared to $266,516 for the three months ended September 30, 1996, an increase of approximately $187,700.

    Total income for the three months ended September 30, 1997 was $621,742 as compared to $586,162 for the three months ended September 30, 1996, an increase of approximately $35,600. The increase in total income was mainly due to an increase in rental income as a result of increased percentage rents. Also adding to the increase in total income was an increase in interest income as a result of increased cash balances in 1997.

    Total expenses for the three months ended September 30, 1997 was $177,614 as compared to $322,998 for the three months ended September 30, 1996, a decrease of approximately $145,400. The decrease in expenses was primarily the result of a decrease in transaction costs related to the Merger Agreement of approximately $125,100.

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

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs are not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.


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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.


  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Limited Partners to vote in favor of or against the proposed Transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of any potential liability from the litigation or the costs of defense.

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

                      DATE: November 14, 1997



                      BY:   /s/ B. Allen Aynessazian
                            B. Allen Aynessazian
                            Chief Financial Officer and Treasurer

                      DATE: November 14, 1997