Form 10-K
period 1997-12-31
BRAUVIN INCOME PLUS L P III
filed 1998-03-31
CIK 850142

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

  For the fiscal year ended     December 31, 1997

                                or
[  ]   Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

  For the transition period from                to

  Commission File Number   0-19219

                 Brauvin Income Plus L.P. III

      (Exact name of registrant as specified in its charter)

             Delaware                          36-3639043

  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization         Identification No.)

  30 North LaSalle Street, Chicago, Illinois          60602

  (Address of principal executive offices)            (Zip Code)

                         (312)759-7660
       (Registrant's telephone number, including area code)

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

                         BRAUVIN INCOME PLUS L.P. III
                         1997 FORM 10-K ANNUAL REPORT

                                      INDEX
                                      PART I

                                                                       Page
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .  .3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .  .6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  . 14

Item 4.   Submission of Matters to a Vote of Security Holders. . . .  . 19

                             PART II

Item 5.   Market for the Registrant's Units and Related
          Security Holder Matters. . . . . . . . . . . . . . . . . . . 20

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . 21

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 23

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk. . . . . . .                                            32

Item 8.   Consolidated Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . 32

                             PART III

Item 10.  Directors and Executive Officers of the Partnership. . . . . 33

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . 35

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 37

Item 13.  Certain Relationships and Related Transactions . . . . . . . 37

                             PART IV

Item 14.  Exhibits, Consolidated Financial Statements and
          Schedule, and Reports on Form 8-K. . . . . . . . . . . . . . 39

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

                             PART I

Item 1.     Business.

    Brauvin Income Plus L.P. III (the "Partnership") is a Delaware limited partnership formed in July 1989 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise automotive service businesses, retail stores and convenience stores, fast food and sit-down restaurants, health and recreational facilities, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $982,070 of its limited partnership interests (the "Units") commencing October 30, 1989 through December 31, 1989, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 in Units which was achieved on January 15, 1990. An additional $20,325,530 in Units were sold from the period January 1, 1990 until the Offering closed on October 29, 1991, for a cumulative total of $21,307,600. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments proportionally based on the number of Units owned by each Limited Partner compared to the total number of Units sold. An additional $1,459,119 has been raised through the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1997. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. The Offering was anticipated to close on October 29, 1990, but was extended through and closed on October 29, 1991 by the General Partners with the approval of the appropriate regulatory authorities. As of December 31, 1997, $462,972 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired.

    The principal investment objectives of the Partnership are:
(i) preservation and protection of capital;(ii) distribution of current cash flow from the Partnership's cash flow attributable to rental income;(iii) capital appreciation; (iv) the potential for increased income and protection against inflation through escalation in the base rent or participation and growth in the sales of the lessees of the Partnership's properties; (v) the deferral of the taxation of cash distributions for Taxable Class Limited Partners; and (vi) the production of "passive" income to offset "passive" losses from other investments.

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

   In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended on March 24, 1997, June 30, 1997, September 30, 1997 and December 31, 1997(the "Merger Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser") affiliated with the General Partners (as defined below). Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. Of the original redemption amount, approximately $0.27 has already been distributed to Limited Partners in the December 31, 1997 distribution.

  The General Partners anticipate the Merger Agreement will be extended beyond March 31, 1998 in the hope that the pending litigation, as described in Item 3 below, will be resolved.

    On November 8, 1996, a Special Meeting of the Limited Partners (the "Special Meeting") was held at the office of the Partnership where a vote of the Limited Partners was taken and the merger of the Partnership with the Purchaser was approved as described in the Partnership's proxy materials dated August 23, 1996 (the "Proxy"). By approving the Merger, the Limited Partners also approved an amendment of the Agreement (as defined below) allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). Further information regarding the Merger, as supplemented is located in Items 3 and 7 below.

    The terms of the transactions between the Partnership and affiliates of the General Partners are set forth in Item 13 below. Reference is hereby made for a description of such terms and transactions.

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

    Although management of the Partnership anticipates that the Merger will be consummated it is unable to predict the timing of the closing of the Transaction as the Partnership has been unable to meet the "no material litigation" condition of the Merger. However, should the Merger not be completed, the General Partners will have to determine whether to continue its operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate activities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Merger not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2.     Properties.

    All lease payments are current pursuant to the terms of each of the leases. The Partnership is landlord only and does not participate in the operations of any of the properties purchased by the Partnership. 100% of the properties are occupied with the exception of the Elmhurst, Illinois property and all properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

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

    On September 17, 1991, the Partnership purchased from an entity unaffiliated with the Partnership the land and buildings underlying two Sports Unlimited sporting goods stores (the "Stores") for $4,350,000, plus closing costs. The Stores are located in Winter Park, Florida, a suburb of Orlando, and Charlotte, North Carolina. The Stores are leased to and operated by Sports and Recreation, Inc. ("SRI") and SRI Holdings, Inc. (collectively, the "Tenant"). The leases are for 20 years maturing in September 2011, with two ten-year renewal options. The Tenant is obligated to pay base minimum rent each month in the amount of $41,688. The base rent will increase in the third lease year effective January 1, 1994, the seventh lease year and every three years thereafter in accordance with increases in the Consumer Price Index, not to exceed 4% per annum. Pursuant to the triple-net lease, the Tenant is responsible for all obligations and expenses incident to the operation and maintenance of the Stores including all taxes, insurance premiums and structural repairs. The Tenant, based on the February 3, 1991 consolidated financial statements, had sufficient net worth and, accordingly, the General Partners determined that lease insurance, although not available at the time of acquisiton, would not be required for these acquisitions.

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

    In September 1997, this property sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds and the lease. Through December 31, 1997, the tenant continued to fulfill its rental obligations. Further, the Partnership has received inquiries from potential purchasers regarding this damaged property and is currently studying all its alternatives.

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

Chi-Chi's

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

  During 1995, Chi-Chi's, the sub-tenant under the Foodmaker master lease, closed its Hickory, North Carolina restaurant because it was not profitable. Under the terms of the lease, Foodmaker, the master tenant and guarantor, continued to pay rent for this property. In March 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the property. This new sub-tenant (Carolina Country BBQ of Hickory) occupied the facility in November 1996. Foodmaker continues to be the guarantor under terms of the second sub-lease.

    Foodmaker owns, operates and franchises Jack In The Box, a chain of fast-food restaurants located principally in the western and southwestern United States. Until January 27, 1994, Foodmaker also owned Chi-Chi's, a chain of full-service, casual Mexican restaurants located primarily in the Midwestern and Midatlantic United States.

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

    In March 1998, the Partnership sold approximately .332 acres of land on which this property is situated to an unaffiliated third party for approximately $150,000, resulting in a gain of approximately $13,000.

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

                                             BRAUVIN INCOME PLUS L.P. III
                                               SUMMARY OF OPERATING DATA
                                               DECEMBER 31, 1997
                                                                                 1997
                                                       PERCENT OF       1997  PERCENT OF      LEASE
                                           PURCHASE      ORIGINAL      RENTAL    RENTAL     EXPIRATION        RENEWAL
        PROPERTIES                            PRICE    UNITS SOLD     INCOME     INCOME       DATES           OPTIONS
5 PONDEROSA RESTAURANTS             $ 5,266,155      24.7%    $  702,649     29.8%      2003      4 FIVE YEAR OPTIONS
2 CHI CHI'S RESTAURANTS               2,280,400      10.7%       307,659     13.0%      2011      4 FIVE YEAR OPTIONS
1 IHOP RESTAURANT                       645,000       3.0%       102,852      4.3%      2009      2 FIVE YEAR OPTIONS
1 APPLEBEE'S RESTAURANT
 & EXPANSION                          1,229,974       5.8%       195,282      8.3%      2011      2 TEN YEAR OPTIONS
1 ORLANDO SPORTS UNLIMITED
 STORE                                1,900,000       8.9%       305,334     12.9%      2011      2 TEN YEAR OPTIONS
1 CHARLOTTE SPORTS
 UNLIMITED STORE                      2,450,000      11.5%       237,089     10.0%      2011      2 TEN YEAR OPTIONS
1 CHILI'S RESTAURANT                    950,000       4.5%       128,776      5.5%      2004      2 FIVE YEAR OPTIONS
3 STEAK N' SHAKE
 RESTAURANTS                          2,525,000      11.9%       328,869     13.9%      2010      2 TEN YEAR OPTIONS
6.4% OF 1 COMPUSA                       150,400       0.7%        16,755      0.7%      2008      4 FIVE YEAR OPTIONS
34.0% OF 1 BLOCKBUSTER CALLAWAY         344,702       1.7%        37,145      1.6%      2006      3 FIVE YEAR OPTIONS
                                    $17,741,631      83.4%    $2,362,410    100.0%

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

Item 3.     Legal Proceedings.

    Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. With respect to the pending actions, the Partnership, the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease

Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission (as defined below) in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Courts order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are not limited partners in the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997, the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                            PART II

Item 5. Market for the Registrant's Units and Related Security
        Holder Matters.

  At December 31, 1997, there were approximately 1,627 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired. However, there is no intent to redeem or purchase Units pending the Merger.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

  Cash distributions to Limited Partners for 1997, 1996 and 1995 were $2,817,608, $1,049,822 and $2,060,581, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter or were paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference (see Item 7). All distributions represent cash flow from operations. No amount distributed in 1997 was a return of capital. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 accrues to the Purchaser. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996
and the quarter ended December 31, 1996.   As a result of the
delays in closing the Merger, the Purchaser has agreed to allow periodic distributions of net income relating to the period from and after January 1, 1997 until the Merger is consummated. See
Item 7.

Item 6. Selected Financial Data.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
          (not covered by Independent Auditors' Report)
                   Years Ended December 31,

                                         1997         1996         1995
Selected Income Statement Data:
  Rental Income                        $2,307,918  $ 2,282,166 $ 2,249,447
  Interest Income                          74,802       44,900      22,397
  Net Income                            1,637,197    1,421,119   1,756,847
  Net Income Per Unit (a)              $     0.72  $      0.62 $      0.78

Selected Balance Sheet Data:
  Cash and Cash Equivalents            $  463,110  $ 1,442,263 $ 1,069,555

  Land, Buildings and
  Improvements                         18,308,792   18,308,792  18,308,792

  Investment in Brauvin
  Gwinnett County Venture                 149,824      151,818     153,668

  Investment in Brauvin
  Bay County Venture                      356,478      367,323          --

  Total Assets                         16,771,450   18,137,625  17,780,891
  Cash Distributions to
   General Partners                            --       21,042      44,237
  Cash Distributions to
   Limited Partners (b)                 2,817,608    1,049,822   2,060,581

  Cash Distributions to
   Limited Partners
   Per Unit (a)                        $     1.26  $      0.47 $      0.93

(a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $16,115, $18,558 and $17,867 paid to various states for income taxes on behalf of all Limited Partners for the years 1997, 1996 and 1995, respectively.

  The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                 BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
         (not covered by Independent Auditors' Report)
Years Ended December 31, 1994 and 1993

                                          1994               1993
Selected Income Statement Data:
      Rental Income                         $ 2,157,975       $ 2,121,744
      Interest Income                            27,246             6,086
      Net Income                              1,668,247         1,614,428
      Net Income Per Unit (a)               $      0.76       $      0.73

Selected Balance Sheet Data:
      Cash and Cash Equivalents             $   925,719       $   579,340

      Land, Buildings and Improvements       18,308,792        18,308,792
      Investment in Brauvin Gwinnett
       County Venture                           157,014           160,556

      Total Assets                           18,027,140        18,066,905

      Cash Distributions to General
       Partners                                   5,500                --

      Cash Distributions to Limited
       Partners (b)                           2,007,702         1,973,921

      Cash Distributions to Limited
       Partners per Unit (a)                 $     0.91       $      0.91


(a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $19,933 and $17,705 paid to various states for income taxes on behalf of all Limited Partners for the years 1994 and 1993, respectively.

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

Year 2000

    In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred and are not material.

    Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties' failure to remedy their own year 2000 issues. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

Liquidity and Capital Resources

    The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through December 31, 1997 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1997, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

    Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date                1997 (a)    1996      1995    1994
February 15            $.2396     $.2313    $.2313   $.2250

May 15                  .2390      .2313      .2313   .2250

August 15               .2190        --       .2313   .2250

November 15             .5665        --       .2313   .2313

(a) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

    Per the terms of the Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Limited Partners in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. This distribution will not change the effective sales price being received by the Partnership through the Merger; it will only adjust the timing of the payout dollar for dollar based on these earnings being distributed now. In addition, included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. These reserves will be re-established by the Partnership as soon as a definitive closing date is scheduled.

    During the years ended December 31, 1997, 1996 and 1995, the General Partners and their affiliates earned management fees of $23,647, $22,990 and $29,539, respectively, and received $0,
$21,042 and $44,237 in Operating Cash Flow distributions for the years ended December 31, 1997, 1996 and 1995, respectively. In January 1998, the Partnership paid the General Partners approximately $15,100 as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

    The Chi-Chi's located in Hickory, North Carolina closed
October 2, 1995. However, the property is leased to Foodmaker, Inc. whom has made complete payments under the lease. Chi-Chi's undertook to re-lease the closed restaurant. In March 1996, a sub-tenant executed a second sub-lease with Chi-Chi's for the property. The new sub-tenant (Carolina Country BBQ of Hickory) began occupying the facility in November 1996. Foodmaker continues to be the guarantor under terms of the second sub-lease.

    Pursuant to the terms of the Merger Agreement, the Limited Partners will receive approximately $8.85 per Unit in cash, of this amount approximately $.27 has already been distributed to the Limited Partners in the December 31, 1997 distribution. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996.

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

    By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Limited Partners holding a majority of the Units were also asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the Transaction with the Purchaser without the vote of the General Partners. Neither the Act nor the Agreement provides the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

    The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount approximately $0.27 has been distributed to Limited Partners in the December 31, 1997 distribution.

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

    Mr. Jerome J. Brault is the Managing General Partner and Brauvin Realty Advisors III, Inc. is the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction. The remaining General Partners do not believe that Mr. Froelich's lack of future involvement will have any adverse effect on the Partnership.

    The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

     Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending (see Part I, Item 3). The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

    Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process revealed certain concerns relating to potential environmental problems at one of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

    In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to March 31, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

  The litigation has now been pending for approximately 17 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the litigation is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

  For example, the 1997 distributions are based on the net earnings of the Partnership for the year ended December 31, 1997. These distributions are lower than they otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuits. The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Affiliated Partnerships' properties. However, subsequent to their closings, two properties have been reopened and subleased to two unrelated local concept restaurant operators. Fortunately, none of the Partnership's properties has been closed, with the exception of the Elmhurst property (as described below). However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

  In September 1997, one of the Partnership's properties located in Elmhurst, Illinois sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds and the lease. The tenant continues to fulfill its rental obligations.
The Partnership has received inquires from potential purchasers regarding this damaged property and is currently studying all its alternatives.

  A distribution of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997, July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively in the amounts of approximately $534,400, $533,000, $470,600 and $1,263,500, respectively. In addition, distributions of approximately $16,100 were paid to various states for income taxes on behalf of all Limited Partners during 1997.

Results of Operations - Years ended December 31, 1997 and 1996

    Results of operations for the Partnership for the year ended
December 31, 1997 reflected net income of $1,637,197 compared to $1,421,119 for the year ended December 31, 1996, an increase of approximately $216,100.

   Total income for the year ended December 31, 1997 was $2,383,963 as compared to $2,327,929 for the year ended December 31, 1996, an increase of approximately $56,000. The increase in total income was due primarily to an increase in interest income as a result of increased cash balances in 1997 due to the terms of the Transaction.

    Total expenses for the year ended December 31, 1997 was $783,864 as compared to $921,133 for the year ended December 31, 1996, a decrease of approximately $137,300. The decrease in expenses was primarily the result of a decrease in transaction costs and valuation fees. Partially offsetting this decrease in expenses was an increase in general and administrative expenses associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above.

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

   Total expenses for the year ended December 31, 1996 were $921,133 as compared to $531,100 for the year ended December 31, 1995, an increase of approximately $390,000. The increase in expense was primarily the result of legal and other professional fees paid or accrued related to the Transaction. Total expenses also increased in 1996 compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.

Item 8.  Consolidated Financial Statements and Supplementary Data.

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

  Mr. Jerome J. Brault. . . . .  Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and
                                 Director

  Mr. B. Allen Aynessazian. . .  Treasurer and Chief Financial
                                 Officer

  Mr. James L. Brault . . . . .  Vice President and Secretary

  The business experience during the past five years of the principal officers and directors of the Corporate General Partner and the General Partners are as follows:

  MR. JEROME J. BRAULT (age 64) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 37) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities, which act as the general partners of six other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary for Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. B. ALLEN AYNESSAZIAN (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs including Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

     The General Partners received Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. In addition, unaffiliated real estate brokers and other parties engaged by the seller of a Partnership property received fees or commissions for their services from the seller in connection with the purchase of a property by the Partnership, in an amount of up to 1/2% of the gross proceeds of the Offering. Such fee was not paid with any of the gross proceeds of the Offering. In the event real estate brokers or other parties receive such fees which would be considered Acquisition Fees, the total Acquisition Fees paid to all parties by all parties will not exceed 5-1/2% of the gross proceeds of the Offering. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed 5% of the gross proceeds of the Offering. No acquisition fees were paid in 1997 or 1995. An acquisition fee of $21,278 was paid in 1996 related to the Bay County Venture purchase.

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

     An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee paid to an affiliate of the General Partners shall be equal to 1% of the gross revenues of each Partnership property, however, the receipt of such property management fees by the affiliate of the General Partners is subordinate to receipt by the Limited Partners of the 9-1/4% non-cumulative, non-compounded annual return on Adjusted Investment (the "Current Preferred Return"). During 1997, 1996 and 1995, the Partnership paid $21,664, $23,180 and $29,539, respectively, for property management fees.

(c, d, e & f) Not applicable.

     (g) The Partnership has no employees and pays no employee or director compensation.

     (h & i)  Not applicable.

     (j) Compensation Committee Interlocks and Insider Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

     (k) Not applicable.

     (l) Not applicable.

     The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1997, 1996 and 1995:

                                       1997         1996       1995

Selling commissions                 $     --      $ 6,897   $ 27,592
Management fees                       23,647       22,990     29,539
Reimbursable operating expenses      126,736       98,457     64,679
Legal fees                               197        4,244      5,022
Acquisitions fees                         --       21,278         --
Transaction costs                         --        8,844         --

        As of December 31, 1997, the Partnership has made all payments to affiliates except for $1,983 related to management fees.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b)     None of the officers and directors of the Corporate
        General Partner purchased Units.

(c) Other than as described in the Proxy, the Partnership is not aware of any arrangements which may result in a change in the control of the Partnership.

        No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units of the Partnership. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."


Item 13.     Certain Relationships and Related Transactions.

        (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described under the sections "Compensation Table" and "Conflicts of Interest" on pages 11 to 14 and 14 to 16, respectively, of the Partnership's Prospectus, as supplemented, and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" on pages A-15 to A-18. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich, a former Individual General Partner and a shareholder of the Corporate General Partner, is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership, the General Partners and certain of its affiliates.

(c)     No management persons are indebted to the Partnership.

(d) There have been no significant transactions with promoters.

                                PART IV

Item 14. Exhibits, Consolidated Financial Statement and Schedules, and Reports on Form 8-K.

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

Exhibit No.             Description
    3.(a)    Restated Limited Partnership Agreement.

    3.(b)    Articles of Incorporation of Brauvin Realty Advisors
             III, Inc.

    3.(c)    By-Laws of Brauvin Realty Advisors III, Inc.

    3.(d) Amendment to the Certificate of Limited Partnership of the Partnership.

    10.(a)   Escrow Agreement.

(b) Form 8-K.
    None.

(c) An annual report for the fiscal year 1997 will be sent to the Limited Partners subsequent to this filing.

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

   The following exhibit is incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996 (File No. 0-17557):

   Exhibit No.   Description

   (10)(c)      Merger Agreement.

   The following exhibit is incorporated by reference to the Registrant's fiscal year ended 1996 Form 10-K (File No. 0-19219):

 Exhibit No.     Description

   (10)(d)       First Amendment and Waiver to the Agreement and
                 Plan of Merger.

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

Dated: March 31, 1998

                        BRAUVIN INCOME PLUS L.P. III
                        (a Delaware limited partnership)

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets, December 31, 1997 and 1996 . . . . . . F-3

 Consolidated Statements of Operations, for the years
   ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . F-4

 Consolidated Statements of Partners' Capital, for
   the years ended December 31, 1997, 1996 and 1995. . . . . . . . . F-5

 Consolidated Statements of Cash Flows, for the years
   ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . F-6

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . F-7

Schedule III--Real Estate and Accumulated Depreciation,
 December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .  F-28


 All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Income Plus L.P. III
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Income Plus L.P. III (a limited partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital, and cash flows for the each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Plus L.P. III and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 7, 1998

                        BRAUVIN INCOME PLUS L.P. III
                      (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                               December 31,    December 31,
                                                  1997            1996
ASSETS
 Investment in real estate, at cost:
      Land                                       $7,845,528   $ 7,845,528
      Buildings and improvements                 10,463,264    10,463,264
                                                 18,308,792    18,308,792
      Less: Accumulated depreciation             (2,639,582)   (2,254,604)
      Net investment in real estate              15,669,210    16,054,188

      Investment in Joint Ventures (Note 5):
       Brauvin Gwinnett County Venture              149,824       151,818
       Brauvin Bay County Venture                   356,478       367,323
      Cash and cash equivalents                     463,110     1,442,263
      Rent receivable                                 8,174         3,318
      Deferred rent receivable                       53,830        45,201
      Prepaid offering costs                         70,824        70,824
      Other assets                                       --         2,690
        Total Assets                            $16,771,450   $18,137,625

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses     $   119,758    $   41,591
      Rent received in advance                       18,205        62,236
      Tenant security deposits                       52,203       273,958
      Due to affiliate                                1,983            --
        Total Liabilities                           192,149       377,785

      Minority Interest in Brauvin
   Chili's Limited Partnership                         (697)         (569)

      PARTNERS' CAPITAL:
      General Partners                              110,896        78,152
      Limited Partners                           16,469,102    17,682,257
        Total Partners' Capital                  16,579,998    17,760,409

      Total Liabilities and Partners'
       Capital                                  $16,771,450   $18,137,625

  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31,

                                        1997        1996        1995
INCOME:
 Rental                              $2,307,918  $2,282,166   $2,249,447
 Interest                                74,802      44,900       22,397
 Other       1,243                          863       3,379
 Total income                         2,383,963   2,327,929    2,275,223

EXPENSES:
 General and
  administrative                        190,496     158,191      118,448
 Management fees (Note 3)                23,647      22,990       29,539
 Transaction costs (Note 6)             184,743     297,345           --
 Valuation fees                              --      57,629           --
 Depreciation                           384,978     384,978      383,113
 Total expenses                         783,864     921,133      531,100

Income before minority
 interests and equity interest
 in joint ventures                    1,600,099   1,406,796    1,744,123

Minority interest share in
 Brauvin Chili's Limited
 Partnership's net income                  (507)       (530)        (569)

Equity interest in
 net income from:
 Brauvin Bay
  County Venture                         24,175       1,343           --
 Brauvin Gwinnett
  County Venture                         13,430      13,510       13,293

Net income                           $1,637,197  $1,421,119  $ 1,756,847
Net income allocated to
 the General Partners                $   32,744  $   28,422  $    35,137
Net income allocated to
 the Limited Partners                $1,604,453  $1,392,697  $ 1,721,710
Net income per Unit
 outstanding (a)                     $     0.72  $     0.62  $      0.78
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

                      BRAUVIN INCOME PLUS L.P. III
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           For the years ended December 31, 1997, 1996 and 1995

                                     General     Limited
                                    Partners     Partners*       Total


Balance, January 1, 1995            $ 79,872   $17,493,547      $17,573,419

Contributions, net                        --       193,705          193,705
Selling commissions and other
  offering costs                          --       (33,401)         (33,401)
Net income                            35,137     1,721,710        1,756,847
Cash distributions                   (44,237)   (2,060,581)      (2,104,818)

Balance, December 31, 1995            70,772    17,314,980       17,385,752

Contributions, net                        --        32,715           32,715
Selling commissions and other
  offering costs                          --        (8,313)          (8,313)
Net income                            28,422     1,392,697        1,421,119
Cash distributions                   (21,042)   (1,049,822)      (1,070,864)

Balance, December 31, 1996            78,152    17,682,257       17,760,409

Net income                            32,744     1,604,453        1,637,197
Cash distributions                        --    (2,817,608)      (2,817,608)

Balance, December 31, 1997         $ 110,896   $16,469,102      $16,579,998

* Total Units outstanding at December 31, 1997, 1996 and 1995 were 2,230,375 2,230,375 and 2,227,103, respectively. Cash distributions to Limited Partners per Unit were approximately $1.26, $0.47 and $0.93 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

       See accompanying notes to consolidated financial statements.

                       BRAUVIN INCOME PLUS L.P. III
                      (a Delaware limited partnership)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the years ended December 31, 1997, 1996 and 1995
                                                1997        1996         1995
Cash flows from operating activities:
Net income                                   $1,637,197 $1,421,119 $1,756,847
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                   384,978    384,978    383,113
 Minority interest's share of income from
   Brauvin Chili's Limited Partnership              507        530        569
 Equity interest in net income from:
   Brauvin Bay County Venture                   (24,175)    (1,343)        --
   Brauvin Gwinnett County Venture              (13,430)   (13,510)  (13,293)
 (Increase) decrease in rent receivable          (4,856)    (3,318)    13,755
 Increase in deferred rent receivable            (8,629)    (8,629)   (8,629)
 Decrease (increase) in due from affiliates          --      7,301    (4,949)
 Decrease (increase) in other assets              2,690       (631)   (2,059)
 Increase in accounts payable and
   accrued expenses                              78,167      3,996     12,815
 Decrease in rent received
   in advance                                   (44,031)   (21,564)  (61,144)
 Increase (decrease) in due to affiliates         1,983         --   (10,421)
 Decrease in tenant security deposits          (221,755)        --         --
 Net cash provided by operating
  activities                                  1,788,646  1,768,929  2,066,604

Cash flows from investing activities:
 Investment in Brauvin Bay County Venture            --   (365,980)        --
 Distributions from:
   Brauvin Bay County Venture                    35,020         --         --
   Brauvin Gwinnett County Venture               15,424     15,360     16,639
 Net cash provided by (used in)
  investing activities                           50,444   (350,620)    16,639

Cash flows from financing activities:
 Sale of Units, net of liquidations and
   selling commissions                               --     25,848    166,112
 Cash distributions to Limited Partners      (2,817,608)(1,049,822)(2,060,581)
 Cash distributions to General Partners              --    (21,042)  (44,237)
 Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership             (635)      (585)     (701)

 Net cash used in financing activities       (2,818,243)(1,045,601)(1,939,407)
Net (decrease) increase in cash and
 cash equivalents                              (979,153)   372,708    143,836
Cash and cash equivalents at beginning
 of year                                      1,442,263  1,069,555    925,719
Cash and cash equivalents at end of year     $  463,110 $1,442,263 $1,069,555

        See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the years ended December 31, 1997, 1996 and 1995

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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through December 31, 1997, 1996, and 1995, the Partnership has sold $22,766,719, $22,766,719 and
$22,693,694 of Units, respectively. These totals include $1,459,119, $1,459,119 and $1,386,094 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972, $462,972 and $422,662 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1997, 1996 and 1995. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1997, 1996 and 1995.

     Offering Costs

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; accounts payable and accrued expenses; rent received in advance;
and due to affiliate.

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

  The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

*    first, pro rata to the Limited Partners until each Limited
     Partner has received an amount equal to a 10.5% cumulative, non-compounded, annual return of Adjusted Investment (the
     "Cumulative Preferred Return");

* second, to the Limited Partners until each Limited Partner has been paid an amount equal to his Adjusted Investment, as defined in the Agreement, apportioned pro rata among the Limited Partners based on the amount of the Adjusted
     Investment; and

* thereafter, 95% to the Limited Partners (apportioned pro rata based on Units) and 5% to the General Partners.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                      1997      1996       1995
Selling commissions               $     --    $ 6,867   $ 27,592
Management fees                     23,647     22,990     29,539
Reimbursable operating expenses    126,736     98,457     64,679
Legal fees                             197      4,244      5,022
Acquisition Fees                        --     21,278         --
Transaction costs                       --      8,844         --

  As of December 31, 1997, the Partnership has made all payments to affiliates except for $1,983 related to management fees.

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1997:

  Year Ending December 31:
                 1998                 $ 2,183,949
                 1999                   2,191,449
                 2000                   2,193,949
                 2001                   2,193,949
                 2002                   2,193,949
                 Thereafter            12,594,768
                                      $23,552,013

  Additional rent based on percentages of tenant sales increases was $155,658, $158,196 and $142,179 in 1997, 1996 and 1995,
respectively.

  Approximately 30% of the Partnership's rental income is from properties operated as Ponderosa restaurants. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa restaurants and, in turn, adversely affect the lessees' ability to pay rent to the Partnership.

(5)    INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                BRAUVIN GWINNETT COUNTY VENTURE

                              December 31, 1997  December 31, 1996

Land and buildings, net            $2,285,006            $2,330,758
Other assets                           75,185                59,531
                                   $2,360,191            $2,390,289

Liabilities                        $   24,884            $   23,820
Partners' capital                   2,335,307             2,366,469
                                   $2,360,191            $2,390,289


                           Year Ended    Year Ended     Year Ended
                         December 31,   December 31,  December 31,
                               1997        1996           1995

Rental income               $274,277     $264,475        $264,248

Expenses:
 Depreciation                 45,752       45,752          45,752
 Management fees               2,830        2,520           2,497
 Operating and
 Administrative               15,858        5,109           8,292
                              64,440       53,381          56,541
Net income                  $209,837     $211,094        $207,707

                        BRAUVIN BAY COUNTY VENTURE

                           December 31, 1997              December 31, 1996


Land and buildings, net        $1,051,588                    $1,069,277
Other assets                       11,989                        13,531
                               $1,063,577                    $1,082,808

Liabilities                    $   13,820                    $    1,155
Partners' capital               1,049,757                     1,081,653
                               $1,063,577                    $1,082,808


                                                            Period from
                                                       October 31, 1996
                                   Year Ended           (inception) to
                                  December 31,           December 31,
                                       1997                  1996

Rental and other income               $109,985           $18,502

Expenses:
 Depreciation                           17,689             2,898
 Management fees                         1,178               191
 Operating and administrative           20,014            11,463
                                        38,881            14,552

Net Income                            $ 71,104           $ 3,950

(6) MERGER AND LITIGATION

    Merger

    Pursuant to the terms of the an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 September 30, 1997 and December 31, 1997 (the "Merger Agreement") the Partnership proposes to merge with and into the Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount approximately $0.27 has been distributed to Limited Partners in the December 31, 1997 distribution.

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

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at one of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to March 31, 1998. It is anticipated that the Merger Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

  A distribution of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997, July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively in the amounts of approximately $534,400, $533,000, $470,600 and $1,263,500, respectively. In addition, distributions of approximately $16,100 were paid to various states for income taxes on behalf of all Limited Partners in 1997. Net earnings accruing after December 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

  In September 1997, one of the Partnership's properties located in Elmhurst, Illinois sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds and the lease. The tenant continues to fulfill its rental obligations.
The Partnership has received inquires from potential purchasers regarding this damaged property and is currently studying all its alternatives.

  Litigation

  Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. With respect to the pending actions the Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not Limited Partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission (as defined below) in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Courts order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are not limited partners in the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997, the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.

                                                           SCHEDULE III
                                                     BRAUVIN INCOME PLUS L.P. III
                                                   (a Delaware limited partnership)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1997
                                                                                   Gross Amount at Which Carried
                                  Initial Cost                                       at  Close of Period
                                         Buildings,                         Buildings,
                                         Personal        Cost of            Personal
                                         Property and  Subsequent          Property and            Accumulated      Date
   Description   Encumbrances(c) Land   Improvements  Improvements  Land   Improvements   Total   Depreciation(b) Acquired
Ponderosas              $0   $2,500,751 $ 3,052,809       $0   $2,500,751  $ 3,052,809 $ 5,553,560 $1,070,407   11/90-6/90
Chi Chi's Restaurant     0      865,252   1,530,299        0      865,252    1,530,299   2,395,551    368,445    3/91
IHOP                     0      297,951     394,958        0      297,951      394,958     692,909     75,642    4/91
Applebee's & Expansion   0      442,625     786,889   83,631      442,625      870,520   1,313,145    213,003  6/91 & 4/92
Sports Unlimited         0    2,194,992   2,395,773        0    2,194,992    2,395,773   4,590,765    546,354    9/91
Chili's Restaurant       0      247,257     788,593        0      247,257      788,593   1,035,850    132,384    2/92
Steak N'Shake            0    1,296,700   1,430,312        0    1,296,700    1,430,312   2,727,012    233,347    3/92

                        $0   $7,845,528 $10,379,633  $83,631   $7,845,528  $10,463,264 $18,308,792 $2,639,582

<F1>
NOTES:
   (a)  The cost of this real estate is $18,308,792  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between
        1969 and 1986.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1997           1996            1995
          Balance at beginning of year                         $18,308,792    $18,308,792     $18,308,792
          Additions-land, buildings and improvements                    --             --              --
          Balance at end of year                               $18,308,792    $18,308,792     $18,308,792

         Accumulated depreciation                                  1997           1996            1995
          Balance at beginning of year                         $ 2,254,604    $ 1,869,626     $ 1,406,513
          Provision for depreciation                               384,978        384,978         383,113
          Balance at end of year                              $  2,639,582   $  2,254,604    $  1,869,626

<F2>
   (c)  Encumbrances - Brauvin Income Plus L.P. III did not borrow cash in order to purchase its properties.
        100% of the land and  buildings were paid for with funds contributed by the Interest Holders.

                                    EXHIBIT

                                        TO

                           BRAUVIN INCOME PLUS L.P. III
                             FORM 10-K ANNUAL REPORT
                               FOR THE PERIOD ENDED
                                DECEMBER 31, 1997

                                EXHIBIT INDEX

                           BRAUVIN INCOME PLUS L.P. III

                                    FORM 10-K

                   For the fiscal year ended December 31, 1997


Exhibit (21)               Subsidiaries of the Registrant

Exhibit (27)               Financial Data Schedule

                                (Exhibit 21)



Name of Subsidiary                      State of Formation

Brauvin Chili's Limited Partnership          Delaware

Brauvin Gwinnett County Venture              Illinois

Brauvin Bay County Venture                   Illinois