Form 10-Q
period 1998-03-31
BRAUVIN INCOME PLUS L P III
filed 1998-05-15
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended   March 31, 1998

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

                              INDEX
                                                                 Page
PART I  Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .    3

        Consolidated Balance Sheets at March 31, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the three
        months ended March 31, 1998 and 1997. . . . . . . .    5

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1997 to March 31, 1998 . . .    6

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1998 and 1997. . . . . . . .    7

        Notes to Consolidated Financial Statements. . . . .    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .  27

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . .  36

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .  37

Item 2. Changes in Securities . . . . . . . . . . . . . . .  42

Item 3. Defaults Upon Senior Securities . . . . . . . . . .  42

Item 4. Submissions of Matters to a Vote of Security Holders 42

Item 5. Other Information . . . . . . . . . . . . . . . . .  42

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .  42

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  43

                PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1998, Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1, 1997 to March 31, 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                 March 31,   December 31,
                                                    1998          1997
ASSETS
 Investment in real estate, at cost:
      Land                                      $ 7,710,142   $ 7,845,528
      Buildings and improvements                 10,463,264    10,463,264
                                                 18,173,406    18,308,792
      Less: Accumulated depreciation             (2,735,827)   (2,639,582)
      Net investment in real estate              15,437,579    15,669,210

      Investment in Joint Ventures (Note 4):
       Brauvin Gwinnett County Venture              149,372       149,824
       Brauvin Bay County Venture                   354,651       356,478

      Cash and cash equivalents                   1,104,501       463,110
      Rent receivable                                 2,619         8,174
      Deferred rent receivable                       55,987        53,830
      Prepaid offering costs                         70,824        70,824
        Total Assets                            $17,175,533   $16,771,450

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses     $   113,816   $   119,758
      Rent received in advance                       18,706        18,205
      Tenant security deposits                       51,626        52,203
      Due to affiliate                                1,984         1,983
        Total Liabilities                           186,132       192,149

      Minority Interest in Brauvin
  Brauvin Chili's Limited Partnership                  (651)         (697)

      PARTNERS' CAPITAL:
      General Partners                              104,329       110,896
      Limited Partners                           16,885,723    16,469,102
        Total Partners' Capital                  16,990,052    16,579,998

      Total Liabilities and Partners'
        Capital                                 $17,175,533   $16,771,450





  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31,
                                                    1998           1997
INCOME:
      Rental                                       $563,595      $567,350
      Interest                                        8,382        17,732
      Other                                             107           180
         Total income                               572,084       585,262

EXPENSES:
      General and administrative                     46,843        46,059
      Management fees (Note 3)                        5,838         6,048
      Transaction costs (Note 5)                     22,762        11,727
      Depreciation                                   96,245        93,245
         Total expenses                             171,688       157,079

Income before gain on the sale of
      property and minority interest and
      equity interest in joint ventures             400,396       428,183

Gain on the sale of property                         14,614            --

Income before minority interest and
      equity interest in joint ventures             415,010       428,183

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income          (96)         (115)

Equity interest in net income from:
      Brauvin Bay County Venture                      7,013         6,170
      Brauvin Gwinnett County Venture                 3,196         3,403

Net income                                         $425,123      $437,641

Net income allocated to the
      General Partners                             $  8,502      $  8,753

Net income allocated to the
      Limited Partners                             $416,621      $428,888

Net income per Unit outstanding (a)                $   0.19      $   0.19

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

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the period January 1, 1997 to March 31, 1998

                                      General     Limited
                                     Partners     Partners*     Total

Balance January 1, 1997               $78,152   $17,682,257   $17,760,409

Net income                             32,744     1,604,453     1,637,197
Cash distributions                         --    (2,817,608)   (2,817,608)

Balance, December 31, 1997            110,896    16,469,102    16,579,998

Net income                              8,502       416,621       425,123
Cash distributions                    (15,069)           --       (15,069)

Balance, March 31, 1998              $104,329   $16,885,723   $16,990,052


*Total Units sold at March 31, 1998 and December 31, 1997 were 2,230,375. Cash distributions to Limited Partners per Unit were $1.26 for the year ended December 31, 1997. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.




   See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,

                                                          1998      1997
Cash flows from operating activities:
Net income                                          $  425,123 $  437,641
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                        96,245     93,245
   Gain on the sale of property                        (14,614)        --
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                     96        115
   Equity interest in net income from:
   Brauvin Bay County Venture                           (7,013)    (6,170)
   Brauvin Gwinnett County Venture                      (3,196)    (3,403)
   Change in rent receivables                            5,555      1,103
   Change in deferred rent receivable                   (2,157)    (2,157)
   Change in other assets                                   --      2,690
   Change in accounts payable
    and accrued expenses                                (5,942)    (4,070)
   Change in rent received in advance                      501    (25,255)
   Change in due to affiliates                               1         --
   Change in tenant security deposits                     (577)        --
Net cash provided by operating activities              494,022    493,739

Cash flows from investing activities:
Proceeds from the sale of property                     150,000         --
Cash distribution from:
    Brauvin Bay County Venture                           8,840      8,500
    Brauvin Gwinnett County Venture                      3,648      4,160
Cash provided by investing activities                  162,488     12,660

Cash flows from financing activities:
Cash distributions to General Partners                 (15,069)        --
Cash distributions to Limited Partners                      --   (534,442)
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership                     (50)      (150)
Cash used in financing activities                      (15,119)  (534,592)

Net increase (decrease) in cash and
 cash equivalents                                      641,391    (28,193)
Cash and cash equivalents at beginning
   of period                                           463,110  1,442,263
Cash and cash equivalents at
   end of period                                    $1,104,501 $1,414,070

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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through March 31, 1998 and December 31, 1997, the Partnership has sold $22,766,719 of Units. This total include $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1998 and December 31, 1997. As of March 31, 1998, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months and year ended March 31, 1998 and December 31, 1997, respectively.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the three months ended
March 31, 1998 and 1997 were as follows:

                                             1998                1997

Management fees                             $ 5,838             $ 6,048
Reimbursable operating expenses              25,800              36,646


  As of March 31, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $1,984 and $1,983, respectively, related to management fees.

(4)   INVESTMENT IN JOINT VENTURES

      The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

               BRAUVIN GWINNETT COUNTY VENTURE
                                  March 31,  December 31,
                                       1998           1997

Land and buildings, net            $2,274,425     $2,285,006
Other assets                           56,947         75,185
                                   $2,331,372     $2,360,191

Liabilities                        $    3,134     $   24,884
Partners' capital                   2,328,238      2,335,307
                                   $2,331,372     $2,360,191

                  Three months Ended March 31,
                                    1998            1997

Rental and other income            $68,938        $65,805
Expenses:
 Depreciation                       10,582         10,582
 Management fees                       446            875
 Operating and
  administrative                     7,980          1,169
                                    19,008         12,626

Net Income                         $49,930        $53,179

                                BRAUVIN BAY COUNTY VENTURE

                               March 31,                    December 31,
                                  1998                           1997
Land and buildings, net        $1,047,176                    $1,051,588
Other assets                        1,947                        11,989
                               $1,049,123                    $1,063,577

Liabilities                    $    4,740                    $   13,820
Partners' capital               1,044,383                     1,049,757
                               $1,049,123                    $1,063,577


                 Three Months Ended March 31,

                                   1998               1997

Rental and other income           $27,357           $27,914

Expenses:
 Depreciation                       4,412             2,984
 Management fees                      291               292
 Operating and administrative       2,027             6,493
                                    6,730             9,769

Net Income                        $20,627           $18,145

(5) MERGER AND LITIGATION

    Merger

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 September 30, 1997, December 31, 1997 and March 31, 1998 (the "Merger Agreement") the Partnership proposes to merge with and into the Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $8.85 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

   The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $0.27 was distributed to Limited Partners in the December 31, 1997 distribution.

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

   In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1998. It is anticipated that the Merger Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

   Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, and April 1, 1997 to June 30, 1997, July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively, in the amounts of approximately $534,400, $533,000, $470,600 and $1,263,500, respectively. In addition, distributions of approximately $16,100 were paid to various states for income taxes on behalf of all Limited Partners in 1997.

   A cash distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Limited Partners on May 8, 1998 in the amount of approximately $525,800. Net earnings accruing after March 31, 1998 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger. However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Court's order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $110,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

(6)     PROPERTY SALE

  On March 18, 1998, the Partnership sold approximately .332 acres of land on which a Steak n Shake restaurant is situated to an unaffiliated third party for approximately $150,000, resulting in a gain of approximately $14,600.

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

Liquidity and Capital Resources

     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through March 31, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1998, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date      1998 (a)  1997 (b)    1996      1995
February 15   $.2358   $.2396     $.2313    $.2313

May 15                  .2390      .2313      .2313

August 15               .2190        --       .2313

November 15             .5665        --       .2313

(a) The 1998 distribution was made on May 8, 1998.
(b) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

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

    During the three months ended March 31, 1998 and the year ended December 31, 1997, the General Partners and their affiliates earned management fees of $5,838 and $23,647, respectively, and received $15,069 and $0, respectively, in Operating Cash Flow distributions.

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

    The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, as described in "Legal Proceedings", the Special Meeting was adjourned to November 8, 1996 at 10:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

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

    The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $0.27 was distributed to Limited Partners in the December 31, 1997 distribution.

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

     Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending (see Part II, Item 1). The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

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

    In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

    The litigation has now been pending for approximately 20 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the litigation is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

    For example, the 1997 distributions were based on the net earnings of the Partnership for the year ended December 31, 1997. These distributions were lower than they otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuits. The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Affiliated Partnerships' properties. However, subsequent to their closings, two properties have been reopened and subleased to two unrelated local concept restaurant operators and two have been sold to unaffiliated third parties. Fortunately, none of the Partnership's properties has been closed, with the exception of the Elmhurst property (as described below). However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

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

    On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $110,000 plus reasonable expenses.

    Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997, July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively, in the amounts of approximately $534,400, $533,000, $470,600 and $1,263,500, respectively. In addition, distributions of approximately $16,100 were paid to various states for income taxes on behalf of all Limited Partners during 1997.

    A cash distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Limited Partners on May 8, 1998 in the amount of approximately $525,800. Net earnings accruing after March 31, 1998 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger. However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Results of Operations - Three months ended March 31, 1998 and 1997

    Results of operations for the three months ended March 31, 1998 reflected net income of $425,123 compared to $437,641 for the three months ended March 31, 1997, a decrease of approximately
$12,500.

    Total income for the three months ended March 31, 1998 was $572,084 as compared to $585,262 for the three months ended March 31, 1997, an decrease of approximately $13,200. The decrease in total income was mainly due to an decrease in interest income as a result of decreased cash balances held in 1998 when compared to 1997.

    Total expenses for the three months ended March 31, 1998 were
$171,688 as compared to $157,079 for the three months ended March
31, 1997, an increase of approximately $14,600.   The increase in
expenses was due to a increase in Transaction costs.

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Court's order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $110,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

  None.

ITEM 3. Defaults Upon Senior Securities.

  None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

  None.

ITEM 5. Other Information.

   On May 15, 1998, B. Allen Aynessazian resigned as Chief Financial Officer from the Corporate General Partner. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Bruavin organization.

   Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age 31. Mr. Murphy will be the Partnership's Principal Accounting Officer.
He is responsible for the daily operations of the Partnership accounting and financial reporting to regulatory agencies. Mr.
Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

                      DATE: May 15, 1998



                      BY:   /s/ B. Allen Aynessazian
                            B. Allen Aynessazian
                            Chief Financial Officer and Treasurer

                      DATE: May 15, 1998