Form 10-Q
period 1998-06-30
BRAUVIN INCOME PLUS L P III
filed 1998-08-20
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended   June 30, 1998

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

                             INDEX
                                                            Page
PART I  Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .    3

        Consolidated Balance Sheets at June 30, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . .    4

                Consolidated Statements of Operations for the
        six months ended June 30, 1998 and 1997 . . . . . .    5

        Consolidated Statements of Operations for the
        three months ended June 30, 1998 and 1997 . . . . .    6

                Consolidated Statements of Partners' Capital for
        the periods January 1, 1997 to June 30, 1998. . . .    7

                Consolidated Statements of Cash Flows for the
        six months ended June 30, 1998 and 1997 . . . . . .    8

        Notes to Consolidated Financial Statements. . . . .    9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .  26

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . .  33

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .  34

Item 2. Changes in Securities . . . . . . . . . . . . . . .  38

Item 3. Defaults Upon Senior Securities . . . . . . . . . .  38

Item 4. Submissions of Matters to a Vote of Security Holders 38

Item 5. Other Information . . . . . . . . . . . . . . . . .  38

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .  38

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  39

                  PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1998, Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1, 1997 to June 30, 1998 and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                 June 30,    December 31,
                                                   1998          1997
ASSETS
 Investment in real estate, at cost:
      Land                                      $ 7,710,142   $ 7,845,528
      Buildings and improvements                 10,463,264    10,463,264
        18,173,406                               18,308,792
      Less: Accumulated depreciation             (2,832,072)   (2,639,582)
      Net investment in real estate              15,341,334    15,669,210

      Investment in Joint Ventures (Note 4):
       Brauvin Gwinnett County Venture              148,604       149,824
       Brauvin Bay County Venture                   353,692       356,478

      Cash and cash equivalents                   1,038,511       463,110
      Rent receivable                                   224         8,174
      Deferred rent receivable                       58,144        53,830
      Prepaid offering costs                         70,824        70,824

        Total Assets                            $17,011,333   $16,771,450

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses        $221,888      $119,758
      Rent received in advance                        9,881        18,205
      Tenant security deposits                       51,626        52,203
      Due to affiliate                                1,837         1,983

        Total Liabilities                           285,232       192,149

      Minority Interest in Brauvin
  Brauvin Chili's Limited Partnership                  (715)         (697)

      PARTNERS' CAPITAL:
      General Partners                              109,652       110,896
      Limited Partners                           16,617,164    16,469,102

 Total Partners' Capital                         16,726,816    16,579,998

      Total Liabilities and Partners'
       Capital                                  $17,011,333   $16,771,450






  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
              CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,

                                                   1998            1997
INCOME:
      Rental                                     $1,111,919    $1,129,779
      Interest                                       20,844        35,269
      Other                                             696           294

         Total income                             1,133,459     1,165,342

EXPENSES:
      General and administrative                    107,747       103,454
      Management fees (Note 3)                       11,464        12,492
      Transaction costs (Note 5)                     54,420        70,986
      Valuation fees                                 93,500            --
      Depreciation                                  192,490       186,489

         Total expenses                             459,621       373,421

Income before gain on the sale of
      property and minority and equity
      interest in joint ventures                    673,838       791,921
Gain on sale of property                             14,614            --
Income before minority and equity
interest in joint ventures                          688,452       791,921

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (207)         (247)

Equity interest in net income from:
      Brauvin Bay County Venture                     13,874        11,635
      Brauvin Gwinnett County Venture                 6,588         6,751

Net income                                         $708,707      $810,060

Net income allocated to the
      General Partners                             $ 14,174      $ 16,201

Net income allocated to the
      Limited Partners                             $694,533      $793,859

Net income per Unit outstanding                    $   0.31      $   0.36


  See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,

                                                    1998           1997
INCOME:
      Rental                                       $548,324      $562,429
      Interest                                       12,462        17,537
      Other                                             589           114

         Total income                               561,375       580,080

EXPENSES:
      General and administrative                     60,904        57,395
      Management fees (Note 3)                        5,626         6,444
      Transaction costs (Note 5)                     31,658        59,259
      Valuation fees                                 93,500            --
      Depreciation                                   96,245        93,244

         Total expenses                             287,933       216,342

Income before minority interest and
      equity interest in joint ventures             273,442       363,738

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (111)         (132)

Equity interest in net income from:
      Brauvin Bay County Venture                      6,861         5,465
      Brauvin Gwinnett County Venture                 3,392         3,348

Net income                                         $283,584      $372,419

Net income allocated to the
      General Partners                             $  5,672      $  7,448

Net income allocated to the
      Limited Partners                             $277,912      $364,971

Net income per Unit outstanding                    $   0.12       $   0.16







  See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the period January 1, 1997, to June 30, 1998

                                      General    Limited
                                     Partners    Partners*     Total

Balance, January 1, 1997              $78,152   $17,682,257   $17,760,409

Net income                             32,744     1,604,453     1,637,197
Cash distributions                         --    (2,817,608)   (2,817,608)

Balance, December 31, 1997            110,896    16,469,102    16,579,998

Net income                             14,174       694,533       708,707
Cash distributions                    (15,418)     (546,471)     (561,889)

Balance, June 30, 1998               $109,652   $16,617,164   $16,726,816


*Total Units sold at June 30, 1998 and December 31, 1997 were
2,230,375.  Cash distributions to Limited Partners per Unit were
$0.25 and $1.26, respectively, for the six months ended June 30, 1997 and the year ended December 31,1997.



   See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30,

                                                        1998       1997
Cash flows from operating activities:
Net income                                           $708,707   $810,060
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                       192,490    186,489
   Gain on the sale of property                        (14,614)        --
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                    207        247
   Equity interest in net income from:
   Brauvin Bay County Venture                          (13,874)   (11,635)
   Brauvin Gwinnett County Venture                      (6,588)    (6,751)
   Change in rent receivables                            7,950      2,168
   Change in deferred rent receivable                   (4,314)    (4,315)
   Change in other assets                                   --      2,690
   Change in accounts payable
    and accrued expenses                               102,130    (10,842)
   Change in rent received in advance                   (8,324)    14,957
   Change in due to affiliates                            (146)     2,724
   Change in tenant security deposits                     (577)  (221,755)

Net cash provided by operating activities              963,047    764,037

Cash flows from investing activities:
Proceeds from the sale of property                     150,000         --
Cash distribution from:
    Brauvin Bay County Venture                          16,660     15,300
    Brauvin Gwinnett County Venture                      7,808      8,000

Cash provided by investing activities                  174,468     23,300

Cash flows from financing activities:
Cash distributions to General Partners                 (15,418)        --
Cash distributions to Limited Partners                (546,471)  (550,557)
Cash distribution to minority interest-
   Brauvin Chili's Limited Partnership                    (225)      (335)

Cash used in financing activities                     (562,114)  (550,892)

Net increase in cash and
 cash equivalents                                      575,401    236,445
Cash and cash equivalents at beginning
   of period                                           463,110  1,442,263
Cash and cash equivalents at
   end of period                                    $1,038,511 $1,678,708




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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through June 30, 1998 and December 31, 1997, the Partnership has sold $22,766,719 of Units. These totals include $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1998 and December 31, 1997. As of June 30, 1998, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months and year ended June 30, 1998 and December 31, 1997, respectively.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  The Partnership paid affiliates of the General Partners selling commissions of 7-1/2% of the capital contributions received for Units sold by the affiliates.

  The Partnership paid an affiliate of the General Partners an acquisition fee in the amount of up to 5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.
  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                             1998                1997

Management fees                             $11,464             $12,492
Reimbursable operating expenses              67,647              70,846
Legal fees                                       --                 197


  As of June 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $1,837 and $1,983, respectively, related to management fees.

(4)   INVESTMENT IN JOINT VENTURES

      The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture:

                BRAUVIN GWINNETT COUNTY VENTURE

                                     June 30,        December 31,
                                       1998              1997

Land and buildings, net              $2,263,843     $2,285,006
Other assets                             75,888         75,185
                                     $2,339,731     $2,360,191

Liabilities                          $   23,484     $   24,884
Partners' capital                     2,316,247      2,335,307
                                     $2,339,731     $2,360,191

                   Six months Ended June 30,

                                   1998            1997

Rental and other income           $137,877       $137,203

Expenses:
 Depreciation                       21,163         21,163
 Management fees                     1,324          1,527
 Operating and
  administrative                    12,449          9,025
                                    34,936         31,715
Net Income                        $102,941       $105,488

                   BRAUVIN BAY COUNTY VENTURE

                                 June 30,          December 31,
                                    1998                1997
Land and buildings, net        $1,042,765            $1,051,588
Other assets                        1,829                11,989
                               $1,044,594            $1,063,577

Liabilities                         3,031                13,820
Partners' capital               1,041,563             1,049,757

                               $1,044,594            $1,063,577


                   Six months Ended June 30,

                                   1998               1997

Rental and other income           $54,714           $55,271

Expenses:
 Depreciation                       8,823             7,396
 Management fees                      582               685
 Operating and administrative       4,503            12,970
                                   13,908            21,051

Net Income                        $40,806           $34,220


(5)  MERGER AND LITIGATION

     Merger

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24,1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of units voted in favor of the Merger on November 8, 1996. A majority of the Limited parties also voted in favor of an amendment of the Agreement allowing the Partnership to sell a lease property to affiliates (this amendment, together with the Merger shall be referred herein as the "Transaction").
Further, on August 12, 1998, the District Court granted plaintiffs motion for partial summary judgement, holding that the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction.

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

   The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

   The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

   Following receipt of Limited Partner approval, the Purchaser commenced the finalization of Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at one of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value. The tenant has exercised certain of its purchase options. The effect of this action on the Partnership is not yet known.

   In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to September 30, 1998.

   As detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General
Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the assets until further order of the Court.

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

   Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998 and April 1, 1998 and June 30, 1998 were made to Limited Partners on May 8, 1998 and August 15, 1998, respectively, in the amounts of approximately $525,800 and $361,400.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. On August 12, 19998, the District Court granted plaintiffs' motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the Partnership. The cost to the Partnership for the services of the Financial Advisor is $110,000 plus reasonable expenses.

  On August 4, 1998, the Special Master filed a Report and
Recommendation with the District Court, expressing the Special
Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

  On August 12, 1998, the District Court ruled in favor of the Plaintiffs motion for partial summary judgement, holding that the Partnership Agreement did not allow Limited Partners to vote in favor or against the Transaction by Proxy.

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

(6)     PROPERTY SALE

  On March 18, 1998, the Partnership sold approximately .332 acres of land on which a Steak-n-Shake restaurant is situated to an unaffiliated third party for approximately $150,000, resulting in a gain of approximately $14,600.

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

Liquidity and Capital Resources

  The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through June 30, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1998, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date      1998 (a)  1997 (b)    1996      1995
February 15   $   --   $.2396     $.2313    $ .2313

May 15          .2368   .2390      .2313      .2313

August 15       .1621   .2190         --      .2313

November 15             .5665         --      .2313

(a) The 1998 distributions were made on May 8, 1998 and August 15,
1998.
(b) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

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

    Based on the August 12, 1998 ruling of the District Court in the Christman Litigation, the reserves will be reestablished by the Partnership as soon as a definitive sale process has been determined and associated costs and reserves can be identified.

    During the six months ended June 30, 1998 and the year ended
December 31, 1997 the General Partners and their affiliates earned management fees of $20,141 and $41,080, respectively, and received $19,800 and $0, respectively, for Operating Cash Flow distributions.

    Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

    Although the Merger will not be consummated, the following text describes the Transaction. Pursuant to the terms of the Agreement, the Limited Partners would have received approximately $779.22 per Unit in cash; of this original amount, approximately $13.13 has already been distributed to the Limited Partners. Promptly upon consummation, the partnership would have ceased to exist and the Purchaser, as the surviving entity, would have succeeded to all of the assets and liabilities of the Partnership.

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

    By approving the Merger, the Limited Partners also would have approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Limited Partners holding a majority of the Units were also asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the Transaction with the Purchaser without the vote of the General Partners. Neither the Act nor the Agreement provides the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

    The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount, and therefore, the total redemption amount remains unchanged. The redemption price of $8.85 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $0.27 was distributed to Limited Partners in the December 31, 1997 distribution.

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

    Mr. Jerome J. Brault is the Managing General Partner and Brauvin Realty Advisors III, Inc. is the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor were they to receive any fees from the Partnership in connection with the Transaction. The remaining General Partners do not believe that Mr. Froelich's lack of future involvement will have any adverse effect on the Partnership.

    The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault had an indirect economic interest in consummating the Transaction that was in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

     Although the Special Meeting was held and affirmative vote of the majority of the Limited Partners was received, the District Court ruled on August 12, 1998 in favor of the Plaintiff's motion for partial summary judgement, holding the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

    The litigation has now been pending for approximately 23 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the litigation is unfounded and without merit. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

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

    On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor is $185,000 plus reasonable expenses. On August 4, 1998 Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

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

    Distributions of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 were made to Limited Partners on May 8, 1998 and August 15, 1998, respectively, in the amounts of approximately $525,800 and $361,400.

Results of Operations - Six months ended June 30, 1998 and 1997

    Results of operations for the six months ended June 30, 1998 reflected net income of $708,707 compared to $810,060 for the six months ended June 30, 1997, a decrease of approximately $101,400.

    Total income for the six months ended June 30, 1998 was $1,133,459 as compared to $1,165,342 for the six months ended June 30, 1997, a decrease of approximately $31,900. Total income declined primarily due to a decrease in percentage rent earned at certain of the Partnership's properties. Also, contributing to the decrease in total income was a decrease in interest income as a result of decreased cash balances held in 1998 when compared to 1997.

    Total expenses for the six months ended June 30, 1998 were $459,621 as compared to $373,421 for the six months ended June 30, 1997, an increase of approximately $86,200. The increase in expenses was due to a $93,500 increase in valuation fees as a result of the ongoing litigation regarding the Partnership's liquidation. Partially offsetting the increase in valuation fees was a decrease of approximately $16,600 in Transaction fees for the six month period ended June 30, 1998 when compared to the six month period ended June 30, 1997.

Results of Operations - Three months ended June 30, 1998 and 1997

    Results of operations for the three months ended June 30, 1998 reflected net income of $283,584 compared to $372,419 for the three months ended June 30, 1997, a decrease of approximately $88,800.

    Total income for the three months ended June 30, 1998 was $561,375 as compared to $580,080 for the three months ended June 30, 1997, a decrease of approximately $18,700. Total income declined primarily due to a decrease in percentage rent earned at certain of the Partnership's properties. Also contributing to the decrease in total income was a decrease in interest income as a result of decreased cash balances held in 1998 when compared to 1997.

    Total expenses for the three months ended June 30, 1998 were $287,933 as compared to $216,342 for the three months ended June 30, 1997, an increase of approximately $71,600. The increase in expenses was due to a $93,500 increase in valuation fees as a result of the ongoing litigation regarding the Partnership's liquidation. Partially offsetting the increase in valuation fees was a decrease of approximately $27,600 in Transaction fees for the three month period ended June 30, 1998 when compared to the three month period ended June 30, 1997.

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk.

    The Partnership does not engage in any hedge transactions or own any financial instruments.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiff's motion for partial summary judgement, holding that the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor is $185,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

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



                BY:   Brauvin Realty Advisors III, Inc.
                      Corporate General Partner of
                      Brauvin Income Plus L.P. III



                      BY:   /s/ Jerome J. Brault
                            Jerome J. Brault
                            Chairman of the Board of Directors,
                            President and Chief Executive Officer

                      DATE: August 19, 1998



                      BY:   /s/ Thomas E. Murphy
                            Thomas E. Murphy
                            Chief Financial Officer and Treasurer

                      DATE: August 19, 1998