Form 10-Q
period 1998-09-30
BRAUVIN INCOME PLUS L P III
filed 1998-11-17
CIK 850142

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended   September 30, 1998

                                or

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

                             (312) 759-7660
       (Registrant's telephone number, including area code)

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

                              INDEX
                                                                 Page
PART I  Consolidated Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .    3

        Consolidated Balance Sheets at September 30, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the
        nine months ended September 30, 1998 and 1997 . . .    5

        Consolidated Statements of Operations for the
        three months ended September 30, 1998 and 1997. . .    6
        Consolidated Statements of Partners' Capital for
        the periods January 1, 1997 to September 30, 1998 .    7

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1998 and 1997 . . .    8

        Notes to Consolidated Financial Statements. . . . .    9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .  28

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . .  37

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .  38

Item 2. Changes in Securities . . . . . . . . . . . . . . .  43

Item 3. Defaults Upon Senior Securities . . . . . . . . . .  43

Item 4. Submissions of Matters to a Vote of Security Holders 43

Item 5. Other Information . . . . . . . . . . . . . . . . .  43

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .  43

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  44

                  PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1998, Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1, 1997 to September 30, 1998 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                September 30, December 31,
                                                        1998         1997
ASSETS
 Investment in real estate, at cost:
      Land                                       $7,397,633   $ 7,845,528
      Buildings and improvements                 10,065,524    10,463,264
                                                 17,463,157    18,308,792
      Less: Accumulated depreciation             (2,795,926)   (2,639,582)
      Net investment in real estate              14,667,231    15,669,210

      Investment in Joint Ventures (Note 4):
       Brauvin Gwinnett County Venture              148,292       149,824
       Brauvin Bay County Venture                   354,370       356,478

      Cash and cash equivalents                   1,443,405       463,110
      Rent receivable                                    --         8,174
      Deferred rent receivable                       60,302        53,830
      Prepaid offering costs                         70,824        70,824

        Total Assets                            $16,744,424   $16,771,450

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses        $168,049      $119,758
      Rent received in advance                       31,715        18,205
      Tenant security deposits                       51,626        52,203
      Due to affiliate                                2,052         1,983

        Total Liabilities                           253,442       192,149

      Minority Interest in Brauvin
  Brauvin Chili's Limited Partnership                  (692)         (697)

      PARTNERS' CAPITAL:
      General Partners                              112,178       110,896
      Limited Partners                           16,379,496    16,469,102

 Total Partners' Capital                         16,491,674    16,579,998

      Total Liabilities and Partners'
       Capital                                  $16,744,424   $16,771,450
  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,

                                                     1998         1997
INCOME:
      Rental                                     $1,701,341    $1,732,414
      Interest                                       34,826        54,198
      Other                                            (194)          472

         Total income                             1,735,973     1,787,084

EXPENSES:
      General and administrative                    158,132       130,094
      Management fees (Note 3)                       17,712        17,887
      Transaction costs (Note 5)                     83,851       123,320
      Valuation fees                                110,000            --
      Depreciation                                  287,454       279,734

         Total expenses                             657,149       551,035

Income before loss on the sale of
      property and minority and equity
      interest in joint ventures                  1,078,824     1,236,049
Loss on sale of property                           (274,905)           --
Income before minority and equity
interest in joint ventures                          803,919     1,236,049

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (380)         (387)

Equity interest in net income from:
      Brauvin Bay County Venture                     21,352        18,414
      Brauvin Gwinnett County Venture                10,116        10,185

Net income                                        $ 835,007    $1,264,261

Net income allocated to the
      General Partners                            $  16,700    $   25,285

Net income allocated to the
      Limited Partners                            $ 818,307    $1,238,976

Net income per Unit outstanding                   $    0.37    $     0.56




  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended September 30,

                                                      1998          1997
INCOME:
      Rental                                       $589,422      $602,635
      Interest                                       13,982        18,929
      Other                                            (890)          178

         Total income                               602,514       621,742

EXPENSES:
      General and administrative                     50,385        26,640
      Management fees (Note 3)                        6,248         5,395
      Transaction costs (Note 5)                     29,431        52,334
      Valuation fees                                 16,500            --
      Depreciation                                   94,964        93,245

         Total expenses                             197,528       177,614

Income before loss on the sale of
  property and minority and equity
  interest in joint ventures                        404,986       444,128
Loss on sale of property                           (289,519)           --

Income before minority interest and
      equity interest in joint ventures             115,467       444,128

Minority interest's share in Brauvin
      Chili's Limited Partnership's net income         (173)         (140)

Equity interest in net income from:
      Brauvin Bay County Venture                      7,478         6,779
      Brauvin Gwinnett County Venture                 3,528         3,434

Net income                                         $126,300      $454,201

Net income allocated to the
      General Partners                             $  2,526      $  9,084

Net income allocated to the
      Limited Partners                             $123,774      $445,117

Net income per Unit outstanding                   $   0.06       $   0.20




  See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
      For the period January 1, 1997, to September 30, 1998

                                      General    Limited
                                      Partners   Partners*     Total

Balance, December 31, 1996            $78,152   $17,682,257   $17,760,409

Net income                             32,744     1,604,453     1,637,197
Cash distributions                         --    (2,817,608)   (2,817,608)

Balance, December 31, 1997            110,896    16,469,102    16,579,998

Net income                             16,700       818,307       835,007
Cash distributions                    (15,418)     (907,913)     (923,331)

Balance, September 30, 1998          $112,178   $16,379,496   $16,491,674


*Total Units sold at September 30, 1998 and December 31, 1997 were 2,230,375. Cash distributions to Limited Partners per Unit were
$0.41 and $1.26, respectively, for the nine months ended September 30, 1997 and the year ended December 31,1997.


   See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30,

                                                        1998       1997
Cash flows from operating activities:
Net income                                            $835,007 $1,264,261
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                       287,454    279,734
   Loss on sale of property                            274,905         --
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership                    380        387
   Equity interest in net income from:
   Brauvin Bay County Venture                          (21,352)   (18,414)
   Brauvin Gwinnett County Venture                     (10,116)   (10,185)
   Change in rent receivables                            8,174        841
   Change in deferred rent receivable                   (6,472)    (6,472)
   Change in other assets                                   --      2,690
   Change in accounts payable
    and accrued expenses                                48,291     33,428
   Change in rent received in advance                   13,510    (43,307)
   Change in due to affiliates                              69      1,920
   Change in tenant security deposits                     (577)  (221,755)

Net cash provided by operating activities            1,429,273  1,283,128

Cash flows from investing activities:
Proceeds from the sale of property                     439,620         --
Cash distribution from:
    Brauvin Bay County Venture                          23,460     26,520
    Brauvin Gwinnett County Venture                     11,648     11,585
Cash provided by investing activities                  474,728     38,105

Cash flows from financing activities:
Cash distributions to General Partners                 (15,418)        --
Cash distributions to Limited Partners                (907,913)(1,083,557)
Cash distribution to minority interest-
   Brauvin Chili's Limited Partnership                    (375)      (435)

Cash used in financing activities                     (923,706)(1,083,992)

Net increase in cash and
 cash equivalents                                      980,295    237,241
Cash and cash equivalents at beginning
   of period                                           463,110  1,442,263
Cash and cash equivalents at
   end of period                                    $1,443,405 $1,679,504
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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through September 30, 1998 and December 31, 1997, the Partnership has sold $22,766,719 of Units. These totals include $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1998 and December 31, 1997. As of September 30, 1998, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

  In September, 1998, the Partnership sold one of the Ponderosa restaurants.

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

     Accounting Method

     The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

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

     Consolidation of Joint Venture

     The Partnership owns a 99.5% equity interest in one joint venture, Brauvin Chili's Limited Partnership, which owns one Chili's restaurant. The accompanying consolidated financial statements have 100% of the assets, liabilities, operations and partners' capital of Brauvin Chili's Limited Partnership. All significant intercompany accounts have been eliminated.

     Investment in Joint Venture

     The Partnership owns a 6.4% and a 34.0% equity interest in two joint ventures, Brauvin Gwinnett County Venture, which owns one CompUSA store, and Brauvin Bay County Venture, which owns one Blockbuster Video store, respectively. The accompanying consolidated financial statements include the investments in Brauvin Gwinnett County Venture and Brauvin Bay County Venture using the equity method of accounting.

     Investment in Real Estate

     The operating properties acquired by the Partnership are stated
at cost including acquisition costs.   Depreciation expense is
recorded on a straight-line basis over the estimated economic lives of the properties which approximate 35 years.

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months and year ended September 30, 1998 and December 31, 1997, respectively.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the nine months ended
September 30, 1998 and 1997 were as follows:

                                             1998                1997

Management fees                             $17,712             $17,887
Reimbursable operating expenses              93,449              79,870
Legal fees                                       --                 197

  As of September 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $2,052 and $1,983, respectively, related to management fees.

(4)   INVESTMENT IN JOINT VENTURES

      The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture:

                BRAUVIN GWINNETT COUNTY VENTURE
                                     September 30,      December 31,
                                         1998               1997

Land and buildings, net               $2,253,262       $2,285,006
Other assets                              82,258           75,185
                                      $2,335,520       $2,360,191
Liabilities                           $   24,146       $   24,884
Partners' capital                      2,311,374        2,335,307
                                      $2,335,520       $2,360,191

                Nine months Ended September 30,

                                    1998            1997
Rental and other income           $206,815       $205,483
Expenses:
 Depreciation                       31,745         31,744
 Management fees                     1,982          2,178
 Operating and
  administrative                    15,022         12,424
                                    48,749         46,346

Net Income before                 $158,066       $159,137

                        BRAUVIN BAY COUNTY VENTURE

                               September 30,              December 31,
                                     1998                      1997
Land and buildings, net        $1,038,353                 $1,051,588
Other assets                        8,841                     11,989
                               $1,047,194                 $1,063,577

Liabilities                    $    3,638                 $   13,820
Partners' capital               1,043,556                  1,049,757

                               $1,047,194                 $1,063,577

                Nine months Ended September 30,

                                   1998               1997

Rental and other income           $82,074           $82,628

Expenses:
 Depreciation                      13,235            11,807
 Management fees                      875               879
 Operating and administrative       5,165            15,783
                                   19,275            28,469

Net Income                        $62,799           $54,159

(5)                            MERGER AND LITIGATION

   Merger

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24,1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of units voted in favor of the Merger on November 8, 1996. A majority of the Limited Partners also voted in favor of an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred herein as the "Transaction").
Further, on August 12, 1998, the District Court granted plaintiffs motion for partial summary judgement, holding that the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction.

   The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets was to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were to be reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $8.85 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (I) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $0.27 was distributed to Limited Partners in the December 31, 1997 distribution.

   The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

   The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. Because of the August 12, 1998 rulings of the District Court in the Christman Litigation, as described below, it is not possible for the Merger to be consummated.

   In September 1997, one of the Partnership's properties located in Elmhurst, Illinois sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds. Additionally, on September 3, 1998, the Partnership sold this property to an unaffiliated third party for a sales price of approximately $300,000, which resulted in a loss on the sale of approximately $289,500.

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

   Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 to September 30, 1998 were made to Limited
Partners on May 8, 1998, August 15, 1998 and November 15, 1998 respectively, in the amounts of approximately $650,000 and $525,800, $361,400 and $644,100.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

  On September 3, 1998, the Partnership sold the Elmhurst,
Illinois property to an unaffiliated third party for approximately $300,000, resulting in a loss of approximately $289,500. The Partnership continues to negotiate with the insurance company and the tenant on the disposition of the insurance proceeds as a result of the September, 1997, fire at this property.

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

Liquidity and Capital Resources

     The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through September 30, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1998, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date      1998 (a)  1997 (b)    1996      1995
February 15   $   --   $.2396     $.2313    $.2313

May 15         .2368    .2390      .2313     .2313

August 15      .1621    .2190         --     .2313

November 15(c) .2888    .5665         --     .2313

(a) The 1998 distributions were made on May 8, 1998, August 15, 1998 and November 15, 1998.
(b) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.
(c) The November 15, 1998 distribution above does not include a return of capital distribution of approximately $0.1971, per Unit.

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

    During the nine months ended September 30, 1998 and the year ended December 31, 1997 the General Partners and their affiliates earned management fees of $17,712 and $23,647, respectively, and received $15,418 and $0, respectively, for Operating Cash Flow distributions.

    Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

    Although the Merger will not be consummated, the following text describes the Transaction. Pursuant to the terms of the Agreement, the Limited Partners would have received approximately $8.85 per Unit in cash; of this original amount, approximately $0.27 has already been distributed to the Limited Partners. Promptly upon consummation, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would have succeeded to all of the assets and liabilities of the Partnership.

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

    The litigation has now been pending for approximately 26 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the litigation is unfounded and without merit. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

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

    In September 1997, one of the Partnership's properties located in Elmhurst, Illinois sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds. On September 3, 1998, the Partnership sold the Elmhurst property to an unaffiliated third party for approximately $300,000, resulting in a loss of approximately $289,500.

    As detailed in "Litigation" on January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

    On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor is $110,000 plus reasonable expenses. On August 4, 1998 Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

    Distributions of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 to September 30, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998, and November 15, 1998 respectively, in the amounts of approximately $525,800, $361,400 and $644,100.

Results of Operations - Nine months ended September 30, 1998 and
1997

    Results of operations for the nine months ended September 30, 1998 reflected net income of $835,007 compared to $1,264,261 for the nine months ended September 30, 1997, a decrease of approximately $429,300. The major cause for the decline in net income relates to the sale of the Elmhurst property in September, 1998. This property sale resulted in the Partnership recognizing a loss of approximately $289,500.

    Total income for the nine months ended September 30, 1998 was $1,735,973 as compared to $1,787,084 for the nine months ended September 30, 1997, a decrease of approximately $51,100. The decrease in total income was a result of decreased percentage rents earned at several of the Partnership properties. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1988.

    Total expenses for the nine months ended September 30, 1998 were $657,149 as compared to $551,035 for the period ended
September 30, 1997, an increase of approximately $106,100. The increase in expenses was primarily due to an increase in Valuation fees, although it was partially offset by a decrease in Transactions Costs.

Results of Operations - Three months ended September 30, 1998 and
1997

    Results of operations for the three months ended September 30, 1998 reflected net income of $126,300 compared to net income of $454,201 for the three months ended September 30, 1997, a decrease of approximately $327,900. The major cause for the decline in net income relates to the sale of the Elmhurst property in September, 1998. This property sale resulted in the Partnership recognizing a loss of approximately $289,500.

    Total income for the three months ended September 30, 1998 was $602,514 as compared to $621,742 for the three months ended Semptemer 30, 1997 a decrease of approximately $19,200. The decrease in total income was a result of a decline in percentage rents earned at several of the Partnership's properties which decreased rental income. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998.

    Total expenses for the three months ended September 30, 1998 were $197,528 as compared to $177,614 for the period ended September 30, 1997 an increase of approximately $19,900. The increase in expense is primarily a result of the fees associated with the Valuation of the Partnership properties.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

                      DATE: November 16, 1998



                      BY:   /s/ Thomas E. Murphy
                            Thomas E. Murphy
                            Chief Financial Officer and Treasurer

                      DATE: November 16, 1998