Form 10-K
period 1998-12-31
BRAUVIN INCOME PLUS L P III
filed 1999-04-15
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

  For the fiscal year ended     December 31, 1998

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

                   BRAUVIN INCOME PLUS L.P. III
                   1998 FORM 10-K ANNUAL REPORT

                              INDEX
                              PART I
                                                             Page
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .7

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 15

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 21

                             PART II
Item 5.   Market for the Registrant's Units and Related
          Security Holder Matters. . . . . . . . . . . . . . . . . . . 22

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . 23

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 25

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

Item 8.   Consolidated Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . 36

                             PART III
Item 10.  Directors and Executive Officers of the Partnership. . . . . 37

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . 39

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 41

Item 13.  Certain Relationships and Related Transactions . . . . . . . 42

                             PART IV
Item 14.  Exhibits, Consolidated Financial Statements and
          Schedule, and Reports on Form 8-K. . . . . . . . . . . . . . 43


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

                            PART I

Item 1.     Business.

  Brauvin Income Plus L.P. III (the "Partnership") is a Delaware limited partnership formed in July 1989 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office and industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise automotive service businesses, retail stores and convenience stores, fast food and sit-down restaurants, health and recreational facilities, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $982,070 of its limited partnership interests (the "Units") commencing October 30, 1989 through December 31, 1989, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 in Units which was achieved on January 15, 1990. An additional $20,325,530 in Units were sold from the period January 1, 1990 until the Offering closed on October 29, 1991, for a cumulative total of $21,307,600. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments proportionally based on the number of Units owned by each Limited Partner compared to the total number of Units sold. An additional $1,459,119 has been raised through the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1998. These Units were purchased from the Units reserved for the Plan after the termination of the Offering. The Offering was anticipated to close on October 29, 1990, but was extended through and closed on October 29, 1991 by the General Partners with the approval of the appropriate regulatory authorities. As of December 31, 1998, $462,972 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and have been retired.

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

  It was originally contemplated that the Partnership would dispose of its properties approximately seven to ten years after their acquisition with a view towards liquidation of the Partnership within that period.
  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24,1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"). The Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of units voted in favor of the Merger on November 8, 1996. A majority of the Limited Partners also voted in favor of an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred herein as the "Transaction").
However, as described below, on August 12, 1998, the District Court in the Christman Litigation (as defined below) granted plaintiffs' motion for partial summary judgement, holding that the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction.

  The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets was to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were to be reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $8.85 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $0.27 was distributed to Limited Partners in the December 31, 1997 distribution.

  The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

  The Merger was not completed primarily due to certain litigation, as described below, that was still pending at December 31, 1998. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.
Because of the August 12, 1998 rulings of the District Court in the Christman Litigation, as described in Item 3, it is not possible for the Merger to be consummated.

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

  Since the Merger will not be completed, the General Partners will have to determine whether to continue the Partnership's operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate activities. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2.     Properties.

  All lease payments are current pursuant to the terms of each of the leases. The Partnership is landlord only and does not participate in the operations of any of the properties purchased by the Partnership. All of the properties are occupied.
Additionally, all properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

  The following information is presented only for the properties whose cost basis exceeds 10% of the gross proceeds of the Offering or whose rental income exceeds 10% of the total rental income of the Partnership.

  On September 17, 1991, the Partnership purchased from an entity unaffiliated with the Partnership the land and buildings underlying two Sports Unlimited sporting goods stores (the "Stores") for $4,350,000, plus closing costs. The Stores are located in Winter Park, Florida, a suburb of Orlando, and Charlotte, North Carolina. The Stores are leased to and operated by Sports and Recreation, Inc. ("SRI") and SRI Holdings, Inc. (collectively, the "Tenant"). The leases are for 20 years maturing in September 2011, with two ten-year renewal options. The Tenant is obligated to pay base minimum rent each month in the amount of $41,688. The base rent will increase in the third lease year effective January 1, 1994, the seventh lease year and every three years thereafter in accordance with increases in the Consumer Price Index, not to exceed 4% per annum. Pursuant to the triple-net lease, the Tenant is responsible for all obligations and expenses incident to the operation and maintenance of the Stores including all taxes, insurance premiums and structural repairs. The Tenant, based on the February 3, 1991 consolidated financial statements, had sufficient net worth and, accordingly, the General Partners determined that lease insurance, although not available at the time of acquisition, would not be required for these acquisitions. In 1996, SRI was merged into JumboSports Inc. On December 27, 1998, JumboSports Inc. filed Voluntary Petitions for Relief under Chapter 11 of the United States Bankruptcy Code. However, the Partnership's leases were not on the initial list of leases to be rejected and the tenant remains current with all of its lease obligations.

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

  The tenant has given the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property will be based on the appraised value of the asset.

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

  In September 1997, this property sustained extensive fire damage. The Partnership is currently litigating the insurance company and the tenant on the disposition of the insurance proceeds. On
September 3, 1998, the partnership sold this property to an unaffiliated third party for approximately $300,000, resulting in a loss of approximately $289,500.

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

Sports Unlimited:

  In 1996, the tenant was merged into JumboSports Inc. On December 27, 1998, JumboSports Inc. filed Voluntary Petitions for Relief under Chapter 11 of the United States Bankruptcy Code. However, the Partnership's leases were not on the initial list of leases to be rejected and the tenant remains current with all of its lease obligations.

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

                                             BRAUVIN INCOME PLUS L.P. III
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1998
                                                                   1998
                                           PERCENT OF    1998    PERCENT OF     LEASE
                             PURCHASE      ORIGINAL      RENTAL    RENTAL      EXPIRATION       RENEWAL
        PROPERTIES            PRICE        UNITS SOLD    INCOME    INCOME      DATES        OPTIONS
5 PONDEROSA RESTAURANTS    $ 5,266,155      24.7%    $  702,649     29.8%      2003      4 FIVE YEAR OPTIONS
2 CHI CHI'S RESTAURANTS      2,280,400      10.7%       307,659     13.0%      2011      4 FIVE YEAR OPTIONS
1 IHOP RESTAURANT              645,000       3.0%       102,852      4.3%      2009      2 FIVE YEAR OPTIONS
1 APPLEBEE'S RESTAURANT
 & EXPANSION                 1,229,974       5.8%       195,282      8.3%      2011      2 TEN YEAR OPTIONS
1 ORLANDO SPORTS UNLIMITED
 STORE                       1,900,000       8.9%       305,334     12.9%      2011      2 TEN YEAR OPTIONS
1 CHARLOTTE SPORTS
UNLIMITED STORE              2,450,000      11.5%       237,089     10.0%      2011      2 TEN YEAR OPTIONS
1 CHILI'S RESTAURAN            950,000       4.5%       128,776      5.5%      2004      2 FIVE YEAR OPTIONS
3 STEAK N' SHAKE
 RESTAURANTS                 2,525,000      11.9%       328,869     13.9%      2010      2 TEN YEAR OPTIONS
6.4% OF 1 COMPUSA              150,400       0.7%        16,755      0.7%      2008      4 FIVE YEAR OPTIONS
34.0% OF 1 BLOCKBUSTER         344,702       1.7%        37,145      1.6%      2006      3 FIVE YEAR OPTIONS
                           $17,741,631      83.4%    $2,362,410    100.0%

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

Item 3. Legal Proceedings.

 Two legal actions, as hereinafter described, were pending against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, with regard to the Illinois Christman lawsuit, as described below. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

 A. The Dismissed Florida Lawsuit

   On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not Limited Partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

   On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the Partnership. The cost to the Partnership for the services of the Financial Advisor was $110,000.

   On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

   On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

   In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

   On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

   The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                           PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

 At December 31, 1998, there were approximately 1,646 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated, but reserve the right, to redeem or repurchase Units. Units may also be purchased by the Plan in certain instances. Any Units so purchased shall be retired.

 Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

 Cash distributions to Limited Partners for 1998, 1997 and 1996 were $1,991,668, $2,817,608 and $1,049,822, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days following the end of each calendar quarter or were paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference (see Item 7). All distributions represent cash flow from operations, with the exception of approximately $439,600 in 1998 which was a return of capital. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 was to accrue to the Purchaser. Since the net income of the Partnership after August 1, 1996 was to accrue to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing cost (see Item 7).

Item 6.   Selected Financial Data.

                    BRAUVIN INCOME PLUS L.P. III
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
                     Years Ended December 31,

                                           1998         1997         1996
Selected Income Statement Data:
  Rental Income                        $2,258,278   $2,307,918  $2,282,166
  Interest Income                          52,924       74,802      44,900
  Loss on sales of properties            (274,905)          -           --
  Net Income                            1,187,388    1,637,197   1,421,119
  Net Income Per Unit (a)              $     0.52   $     0.72  $     0.62

Selected Balance Sheet Data:
  Cash and Cash Equivalents              $849,223   $  463,110  $1,442,263

  Land, Buildings and
  Improvements                         17,463,157   18,308,792  18,308,792

  Investment in Brauvin
  Gwinnett County Venture                 147,518      149,824     151,818

  Investment in Brauvin
  Bay County Venture                      355,532      356,478     367,323

  Total Assets                         16,065,321   16,771,450  18,137,625

  Cash Distributions to
   General Partners                        17,951           --      21,042
  Cash Distributions to
   Limited Partners (b)                 1,991,668    2,817,608   1,049,822

  Cash Distributions to
   Limited Partners
   Per Unit (a)                        $     0.89   $     1.26   $    0.47

    (a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates
    Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

    (b) This includes $21,471, $16,115, and $18,558 paid to various states for income taxes on behalf of all Limited Partners for the years 1998, 1997 and 1996, respectively. The 1998 amount also includes a return of capital distribution of $439,619.

  The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                   BRAUVIN INCOME PLUS L.P. III
                  (a Delaware limited partnership)
           (not covered by Independent Auditors' Report)
              Years Ended December 31, 1995 and 1994

                                               1995              1994
Selected Income Statement Data:
      Rental Income                        $2,249,447       $ 2,157,975
      Interest Income                          22,397            27,246
      Net Income                            1,756,847         1,668,247
      Net Income Per Unit (a)              $     0.78       $      0.76

Selected Balance Sheet Data:
      Cash and Cash Equivalents            $1,069,555       $   925,719

      Land, Buildings and Improvemen       18,308,792        18,308,792

      Investment in Brauvin Gwinnett
       County Venture                         153,668           157,014

      Total Assets                         17,780,891        18,027,140

      Cash Distributions to General
       Partners                                44,237             5,500

      Cash Distributions to Limited
       Partners (b)                         2,060,581         2,007,702

      Cash Distributions to Limited
       Partners per Unit (a)                $    0.93       $      0.91


      (a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates
      Limited Partners were admitted to the Partnership and additional
      Units were purchased through the Plan.

      (b) This includes $17,867, and $19,933 paid to various states for income taxes on behalf of all Limited Partners for the years
      1995 and 1994, respectively.

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

Year 2000

  The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

  The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

  The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

  The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

Liquidity and Capital Resources

  The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through December 31, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1998, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired. Additionally, a return of capital distribution of $439,619 was distributed by the Partnership to Limited Partners during the year ended December 31, 1998.

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

  Distributions of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998 and October 1, 1998 to December 31, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998, November 15, 1998 and February 15, 1999, respectively, in the amounts of approximately $525,000, $361,400, $644,100 and $500,900.
In addition, distributions of approximately $21,500 were paid to various states for income taxes on behalf of all Limited Partners during 1998.

  Below is a table summarizing the four year historical data for distribution rates per unit:

         Distribution
     Date          1999    1998 (a)   1997 (b)    1996    1995

February 15      $.2246    $    --    $.2396    $.2313  $.2313

May 15              --       .2368     .2390     .2313   .2313

August 15           --       .1621     .2190        --   .2313

November 15 (c)     --       .2888     .5665        --   .2313

(a) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998 and February 15, 1999.
(b) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.
(c) The November 15, 1998 distribution above does not include a return of capital distribution of approximately $0.1971, per Unit.

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

  Based on the August 12, 1998 ruling of the District Court in the Christman Litigation, the reserves will be re-established by the Partnership as soon as a definitive sale process has been determined and associated costs and reserves can be identified.

  Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases, which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  During the years ended December 31, 1998, 1997 and 1996, the General Partners and their affiliates earned management fees of $23,172, $23,647 and $22,990, respectively, and received $17,951,
$0 and $21,042 in Operating Cash Flow distributions for the years ended December 31, 1998, 1997 and 1996, respectively. Included in the $17,951 received in 1998 was approximately $15,100 the Partnership paid the General Partners as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, as described in legal proceedings, the Special Meeting was adjourned to November 8, 1996 at 10:00 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

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

  The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount would remain unchanged. The redemption price of $8.85 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount approximately $0.27 was distributed to Limited Partners in the December 31, 1997 distribution.

  Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. In its opinion, Cushman & Wakefield advised that, the price per Unit reflected in the Transaction was fair, from a financial point of view to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price was the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the properties, the price reflected in the Transaction was believed by Cushman & Wakefield to be reasonable.

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

  Although the Special Meeting was held and an affirmative vote of the majority of the Limited Partners was received, the District Court in the Christman Litigation ruled on August 12, 1998 in favor of the Plaintiff's motion for partial summary judgement, holding the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

  As discussed in Item 3, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of
Illinois.

  The 1998 and 1997 distributions were based on the net earnings of the Partnership for the years ended December 31, 1998 and 1997, respectively. These distributions were lower than they otherwise would be because the Partnership has incurred significant legal
costs to defend against the lawsuits.   In addition, the remaining
term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Affiliated Partnerships' properties. However, subsequent to their closings, two properties have been reopened and subleased to two unrelated local concept restaurant operators and two have been sold to unaffiliated third parties. Fortunately, none of the Partnership's properties has been closed, with the exception of the Elmhurst property (as described below). However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

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

  As detailed in Item 3, on January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.


  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership. The cost to the Partnership for the services of the Financial Advisor was $110,000.

  On August 4, 1998 Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnership's properties in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

Results of Operations - Years ended December 31, 1998 and 1997

  Results of operations for the Partnership for the year ended December 31, 1998 reflected net income of $1,187,388 compared to $1,637,197 for the year ended December 31, 1997, a decrease of approximately $449,800. The major cause for the decline in net income relates to the sale of the Elmhurst property in September, 1998. This property sale resulted in the Partnership recognizing a loss of approximately $289,500.

  Total income for the year ended December 31, 1998 was $2,311,750 as compared to $2,383,963 for the year ended December 31, 1997, a decrease of approximately $72,200. The decrease in total income was a result of decreased percentage rents earned at several of the Partnership properties. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998. Rental revenue also declined due to the September 1998 sale, since only nine months of revenue was recorded for the period ended in 1998 compared to twelve months for the period ended in 1997.

  Total expenses for the year ended December 31, 1998 was $891,449 as compared to $783,864 for the year ended December 31, 1997, an increase of approximately $107,600. The increase in expenses was primarily due to an increase in valuation fees, however, this increase was partially offset by a decrease in transactions costs.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments, or have any interest sensitive obligations.

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

    The principal officers and directors of the Corporate General
Partner are:

         Mr. Jerome J. Brault . .Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

         Mr. James L. Brault  . .Vice President and Secretary

         Mr. Thomas E. Murphy .  Treasurer and Chief Financial
                                 Officer

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate
General Partner are as follows:

         MR. JEROME J. BRAULT (age 65) chairman of the board of directors, president and chief executive officer of the Corporate General
Partner, as well as a principal shareholder of the Corporate
General Partner.  He is a member and manager of Brauvin Real Estate
Funds, L.L.C.  He is a member of Brauvin Capital Trust L.L.C.
Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management
Company, Brauvin Advisory Services, Inc. and Brauvin Securities,
Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S.
in Business from DePaul University, Chicago, Illinois in 1959.

         MR. JAMES L. BRAULT (age 38) is a vice president and secretary and is responsible for the overall operations of the Corporate
General Partner and other affiliates of the Corporate General
Partner. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin
Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and
BA/Brauvin L.L.C.  He is the president of Brauvin Capital Trust,
Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the
First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown,
Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

         MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he worked in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

     The General Partners received Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. In addition, unaffiliated real estate brokers and other parties engaged by the seller of a Partnership property received fees or commissions for their services from the seller in connection with the purchase of a property by the Partnership, in an amount of up to 1/2% of the gross proceeds of the Offering. Such fee was not paid with any of the gross proceeds of the Offering. In the event real estate brokers or other parties receive such fees which would be considered Acquisition Fees, the total Acquisition Fees paid to all parties by all parties will not exceed 5-1/2% of the gross proceeds of the Offering. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed 5% of the gross proceeds of the Offering. No acquisition fees were paid in 1998 or 1997. An acquisition fee of $21,278 was paid in 1996 related to the Bay County Venture purchase.

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

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee paid to an affiliate of the General Partners shall be equal to 1% of the gross revenues of each Partnership property, however, the receipt of such property management fees by the affiliate of the General Partners is subordinate to receipt by the Limited Partners of the 9-1/4% non-cumulative, non-compounded annual return on Adjusted Investment (the "Current Preferred Return"). During 1998, 1997 and 1996, the Partnership paid $23,568 $21,664 and $23,180, respectively, for property management fees.

(c, d, e & f) Not applicable.

     (g) The Partnership has no employees and pays no employee or director compensation.

     (h & i)  Not applicable.

     (j)      Compensation Committee Interlocks and Insider
              Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

     (k)      Not applicable.

     (l)      Not applicable.

     The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1998, 1997 and 1996:

                                             1998                1997                1996

Selling commissions                        $     --             $    --             $ 6,897
Management fees                              23,172              23,647              22,990
Reimbursable operating expenses             119,249             126,736              98,457
Legal fees                                       --                 197               4,244
Acquisitions fees                                --                  --              21,278
Transaction costs                                --                  --               8,844

        As of December 31, 1998 and 1997, the Partnership has made all payments to affiliates except for $1,587 and $1,983, respectively, related to management fees.

Item 12.Security Ownership of Certain Beneficial Owners and
        Management.

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




Item 13.Certain Relationships and Related Transactions.

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

                           PART IV

Item 14.Exhibits, Consolidated Financial Statement and Schedules,
             and Reports on Form 8-K.

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

Exhibit No.             Description
      3.(a)    Restated Limited Partnership Agreement.

      3.(b)    Articles of Incorporation of Brauvin Realty Advisors
               III, Inc.

      3.(c)    By-Laws of Brauvin Realty Advisors III, Inc.

      3.(d) Amendment to the Certificate of Limited Partnership of the Partnership.

      10.(a)   Escrow Agreement.

(b) Form 8-K.
    None.

(c) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing.


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

                      BRAUVIN INCOME PLUS L.P. III
                      BY:  BRAUVIN Realty Advisors III, Inc.
                         Corporate General Partner

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


Dated: April 15, 1999

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets, December 31, 1998 and 1997 . . . . . . F-3

 Consolidated Statements of Operations, for the years
   ended December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . F-4

 Consolidated Statements of Partners' Capital, for
   the years ended December 31, 1998, 1997 and 1996. . . . . . . . . F-5

 Consolidated Statements of Cash Flows, for the years
   ended December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . F-6

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . F-7

Schedule III--Real Estate and Accumulated Depreciation,
 December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  F-29


 All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or immaterial.


                INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Income Plus L.P. III
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Income Plus L.P. III (a limited partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital, and cash flows for the each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-
1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Income Plus L.P. III and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 1999
(April 14, 1999 as to Note 6)

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                               December 31,   December 31,
                                                   1998           1997
ASSETS
 Investment in real estate, at cost:
      Land                                      $7,397,633   $ 7,845,528
      Buildings and improvements                10,065,524    10,463,264
                                                17,463,157    18,308,792
      Less: Accumulated depreciation            (2,888,332)   (2,639,582)
      Net investment in real estate             14,574,825    15,669,210

      Investment in Joint Ventures (Note 5):
       Brauvin Gwinnett County Venture             147,518       149,824
       Brauvin Bay County Venture                  355,532       356,478

      Cash and cash equivalents                    849,223       463,110
      Rent receivable                                7,992         8,174
      Deferred rent receivable                      59,407        53,830
      Prepaid offering costs                        70,824        70,824
        Total Assets                           $16,065,321   $16,771,450

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses    $   245,228   $   119,758
      Rent received in advance                       9,881        18,205
      Tenant security deposits                      51,626        52,203
      Due to affiliate                               1,587         1,983
        Total Liabilities                          308,322       192,149

      Minority Interest in Brauvin
   Chili's Limited Partnership                        (768)         (697)

      PARTNERS' CAPITAL:
      General Partners                             116,693       110,896
      Limited Partners                          15,641,074    16,469,102
        Total Partners' Capital                 15,757,767    16,579,998
      Total Liabilities and Partners'
       Capital                                 $16,065,321   $16,771,450
  See accompanying notes to consolidated financial statements.

                     BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31,

                                        1998        1997         1996
INCOME:
 Rental                              $2,258,278  $2,307,918   $2,282,166
 Interest                                52,924      74,802       44,900
 Other                                      548       1,243          863
 Total income                         2,311,750   2,383,963    2,327,929

EXPENSES:
 General and
  administrative                        204,052     190,496      158,191
 Management fees (Note 3)                23,172      23,647       22,990
 Transaction costs (Note 6)             174,365     184,743      297,345
 Valuation fees                         110,000          --       57,629
 Depreciation                           379,860     384,978      384,978
 Total expenses                         891,449     783,864      921,133
Income before loss on sales
 of properties and minority
 interest and equity interest
 in joint ventures                    1,420,301   1,600,099    1,406,796

Loss on sales of
 properties, net                       (274,905)         -            -

Income before minority interest
 and equity interest in
 joint ventures                       1,145,396   1,600,099    1,406,796

Minority interest share in
 Brauvin Chili's Limited
 Partnership's net income                  (504)       (507)        (530)

Equity interest in
 net income from:
 Brauvin Bay County Venture              29,314      24,175        1,343
 Brauvin Gwinnett
  County Venture                         13,182      13,430       13,510
Net income                           $1,187,388  $1,637,197  $ 1,421,119
Net income allocated to
 the General Partners                $   23,748  $   32,744  $    28,422
Net income allocated to
 the Limited Partners                $1,163,640  $1,604,453  $ 1,392,697
Net income per Unit
 outstanding (a)                     $     0.52  $     0.72  $      0.62

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

                    BRAUVIN INCOME PLUS L.P. III
                   (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the years ended December 31, 1998, 1997 and 1996


                                     General     Limited
                                     Partners    Partners*         Total

Balance, December 31, 1995           $70,772   $17,314,980    $17,385,752

Contributions, net                        --        32,715         32,715
Selling commissions and other
  offering costs                          --        (8,313)        (8,313)
Net income                             28,422     1,392,69       1,421,119

Cash distributions                    (21,042)  (1,049,822)     (1,070,864)

Balance, December 31, 1996             78,152   17,682,257      17,760,409

Net income                             32,744    1,604,453       1,637,197
Cash distributions                         --   (2,817,608)     (2,817,608)

Balance, December 31, 1997            110,896   16,469,102      16,579,998

Net income                             23,748    1,163,640       1,187,388
Return of capital distribution             --     (439,619)       (439,619)
Cash distributions                    (17,951)  (1,552,049)     (1,570,000)

Balance, December 31, 1998          $ 116,693  $15,641,074     $15,757,767

  * Total Units outstanding at December 31, 1998, 1997 and 1996 were 2,230,375, 2,230,375 and 2,230,375, respectively. Distributions to Limited Partners per Unit were approximately $0.89, $1.26 and $0.47 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, a return of capital distribution of approximately $0.20 per Unit was made during the year ended December 31, 1998. Distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.
     See accompanying notes to consolidated financial statements.

                    BRAUVIN INCOME PLUS L.P. III
                   (a Delaware limited partnership)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the years ended December 31, 1998, 1997 and 1996

                                           1998         1997         1996
Cash flows from operating activities:
Net income                              $1,187,388   $1,637,197  $1,421,119
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation                               379,860      384,978     384,978
Loss on sales of properties, net           274,905           -           --
Minority interest's share of income from
 Brauvin Chili's Limited Partnership           504          507         530
Equity interest in net income from:
   Brauvin Bay County Venture              (29,314)     (24,175)     (1,343)
   Brauvin Gwinnett County Venture         (13,182)     (13,430)    (13,510)
Changes in:
   Rent receivable                             182       (4,856)     (3,318)
   Deferred rent receivable                 (5,577)      (8,629)     (8,629)
   Due from affiliates                          --           --       7,301
   Other assets                                 --        2,690        (631)
   Accounts payable and accrued expenses   125,470       78,167       3,996
   Rent received in advance                 (8,324)     (44,031)    (21,564)
   Due to affiliates                          (396)       1,983          --
   Tenant security deposits                   (577)    (221,755)         --
 Net cash provided by operating
  activities                             1,910,939    1,788,646   1,768,929
Cash flows from investing activities:
 Investment in Brauvin Bay County Venture       --           --    (365,980)
 Proceeds from sale of property            439,620           -           --
 Distributions from:
   Brauvin Bay County Venture               30,260       35,020
   Brauvin Gwinnett County Venture          15,488       15,424      15,360
 Net cash provided by (used in)
  investing activities                     485,368       50,444    (350,620)
Cash flows from financing activities:
 Sale of Units, net of liquidations and
   selling commissions                          --           --      25,848
 Cash distributions to Limited Partners (1,991,668)  (2,817,608) (1,049,822)
 Cash distributions to General Partners    (17,951)          --     (21,042)
 Cash distribution to minority interest
   Brauvin Chili's Limited Partnership        (575)        (635)       (585)

Net cash used in financing activities   (2,010,194)  (2,818,243) (1,045,601)
Net increase (decrease) in cash and
 cash equivalents                          386,113     (979,153)    372,708
Cash and cash equivalents at beginning
 of year                                   463,110    1,442,263   1,069,555
Cash and cash equivalents at end of year$  849,223    $ 463,110  $1,442,263

   See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                  (a Delaware limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the years ended December 31, 1998, 1997 and 1996

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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through December 31, 1998, 1997, and 1996, the Partnership has sold $22,766,719, $22,766,719 and
$22,766,719 of Units, respectively. These totals include $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1998, 1997 and 1996. As of December 31, 1998, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

  The Partnership has acquired the land and buildings underlying five Ponderosa restaurants (one of which was sold in 1998, see Note
7), two Chi-Chi's restaurants, one International House of Pancakes restaurant, one Applebee's restaurant, two Sports Unlimited stores, and three Steak n Shake restaurants. The Partnership also acquired 99.5%, 6.4% and 34.0% equity interests in three joint ventures with entities affiliated with the Partnership. These ventures own the land underlying a Chili's restaurant, a CompUSA store and a Blockbuster Video store, respectively.

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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998, 1997 and 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1998, 1997 and 1996.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  Fees, commissions and other expenses paid or payable to the
General Partners or its affiliates for the years ended December 31,
1998, 1997 and 1996 were as follows:
                                             1998                1997                1996
Selling commissions                        $     --            $     --             $ 6,867
Management fees                              23,172              23,647              22,990
Reimbursable operating expenses             119,249             126,736              98,457
Legal fees                                       --                 197               4,244
Acquisition fees                                 --                  --              21,278
Transaction costs                                --                  --               8,844

  As of December 31, 1998 and 1997, the Partnership has made all payments to affiliates except for $1,587 and $1,983, respectively, related to management fees.

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1998:

  Year Ending December 31:
                 1999                 $ 2,103,818
                 2000                   2,106,318
                 2001                   2,106,318
                 2002                   2,106,318
                 2003                   1,962,334
                 Thereafter            10,593,526
                                      $20,978,632

  Additional rent based on percentages of tenant sales increases was $142,058, $155,658 and $158,196 in 1998, 1997 and 1996,
respectively.

  Approximately 26% of the Partnership's rental income is from properties operated as Ponderosa restaurants. Approximately 25% of the Partnership's rental income is from properties operated as Sports Unlimited retail stores. The Partnership is subject to some risk of loss should adverse events affect these tenants and, in turn, adversely affect the lessees' ability to pay rent to the Partnership.


(5)    INVESTMENT IN JOINT VENTURES

  The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                            December 31, 1998     December 31, 1997

Land and buildings, net            $2,239,254            $2,285,006
Other assets                           85,048                75,185
        $2,324,302                 $2,360,191

Liabilities                        $   25,029            $   24,884
Partners' capital                   2,299,273             2,335,307
        $2,324,302                 $2,360,191


                           Year Ended    Year Ended     Year Ended
                         December 31,   December 31,  December 31,
                               1998        1997           1996

Rental and
 other income                $275,753     $274,277        $264,475

Expenses:
 Depreciation                  45,752       45,752          45,752
 Management fees                2,640        2,830           2,520
 Operating and
  administrative               21,394       15,858           5,109
                               69,786       64,440          53,381

Net income                   $205,967     $209,837        $211,094

                   BRAUVIN BAY COUNTY VENTURE

                                    December 31,           December 31,
                                        1998                   1997

Land and buildings, net              $1,033,942           $1,051,588
Other assets                             17,330               11,989
                                     $1,051,272           $1,063,577


Liabilities                           $   4,296           $   13,820
Partners' capital                     1,046,976            1,049,757

                                     $1,051,272           $1,063,577


                                                          Period from
                                                        October 31,1996
                               Year Ended   Year Ended  (inception) to
                              December 31,  December 31,  December 31,
                                  1998          1997         1996
Rental and
 other income                   $110,782     $109,985       $18,502

Expenses:
 Depreciation                     17,646       17,689         2,898
 Management fees                   1,079        1,178           191
 Operating and
  administrative                   5,838       20,014        11,463
                                  24,563       38,881        14,552

Net income                      $ 86,219     $ 71,104      $  3,950




(6)  MERGER AND LITIGATION

     Merger

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24,1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of units voted in favor of the Merger on November 8, 1996. A majority of the Limited Partners also voted in favor of an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred herein as the "Transaction").
However, as described below, on August 12, 1998, the District Court in the Christman Litigation (as defined below) granted plaintiffs' motion for partial summary judgement, holding that the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction.

   The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $19,129,150, or $8.58 per Unit, on April 1, 1996. Subsequently, the Partnership purchased a 34% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets was to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were to be reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $8.85 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $0.27 was distributed to Limited Partners in the December 31, 1997 distribution.

   The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

   The Merger was not completed primarily due to certain litigation, as described below, that was still pending at December 31, 1998. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. Because of the August 12, 1998 rulings of the District Court in the Christman Litigation, as described below, it is not possible for the Merger to be consummated.

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

   Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998 and October 1, 1998 to December 31, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998 , November 15, 1998 and February 15, 1999, respectively, in the amounts of approximately $525,800, $361,400, $644,100 and $500,900. In addition, distributions of approximately $21,500 were paid to various states for income taxes on behalf of all Limited Partners in 1998.

   Litigation

   Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, with regard to the Illinois Christman lawsuit, as described below. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and are vigorously defended against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not Limited Partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors III, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiffs' motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master was empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the Partnership. The cost to the Partnership for the services of the Financial Advisor is $110,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

(7)     PROPERTY SALES

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


                                                             SCHEDULE III
                                                     BRAUVIN INCOME PLUS L.P. III
                                                   (a Delaware limited partnership)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                                         Gross Amount at Which Carried
                                        Initial Cost                          at  Close of Period
                                             Buildings,                              Buildings,
                                             Personal      Cost of                 Personal
                                             Property and  Subsequent              Property and             Accumulated      Date
 Description      Encumbrances    (c) Land   Improvements  Improvements  Land    Improvements    Total    Depreciation (b) Acquired
Ponderosas              $0        $2,188,241   $2,655,069       $0    $2,188,241   $ 2,655,069 $ 4,843,310   $1,072,182  11/90-6/90
Chi Chi's Restaurant     0           865,252    1,530,299        0       865,252     1,530,299   2,395,551      422,363     3/91
IHOP                     0           297,951      394,958        0       297,951       394,958     692,909       86,848     4/91
Applebee's & Expansion   0           442,625      786,889   83,631       442,625       870,520   1,313,145      245,629  6/91& 4/92
Sports Unlimited         0         2,194,992    2,395,773        0     2,194,992     2,395,773   4,590,765      632,621     9/91
Chili's Restaurant       0           247,257      788,593        0       247,257       788,593   1,035,850      154,759     2/92
Steak N'Shake            0         1,161,315    1,430,312        0     1,161,315     1,430,312   2,591,627      273,930     3/92

                        $0        $7,397,633   $9,981,893   $83,631    $7,397,633   $10,065,524 $17,463,157  $2,888,332

<F1>
NOTES:
(a) The cost of this real estate is $17,463,157  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1986.
(b) The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1998           1997            1996
          Balance at beginning of year                         $18,308,792    $18,308,792     $18,308,792
          Sale of land and buildings                              (845,635)            --              --
          Balance at end of year                               $17,463,157    $18,308,792     $18,308,792

         Accumulated depreciation                                  1998           1997            1996
          Balance at beginning of year                         $ 2,639,582    $ 2,254,604     $ 1,869,626
          Sale of Ponderosa 9/3/98                                (131,110)            --              --
          Provision for depreciation                               379,860        384,978         384,978
          Balance at end of year                              $  2,888,332   $  2,639,582    $  2,254,604

<F2>
   (c)  Encumbrances - Brauvin Income Plus L.P. III did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Interest Holders.

                                     EXHIBIT

                                        TO

                           BRAUVIN INCOME PLUS L.P. III
                             FORM 10-K ANNUAL REPORT
                               FOR THE PERIOD ENDED
                                DECEMBER 31, 1998

                      EXHIBIT INDEX

                           BRAUVIN INCOME PLUS L.P. III

                                    FORM 10-K

                   For the fiscal year ended December 31, 1998



Exhibit (21)               Subsidiaries of the Registrant

Exhibit (27)               Financial Data Schedule

                         (Exhibit 21)



Name of Subsidiary                      State of Formation

Brauvin Chili's Limited Partnership          Delaware

Brauvin Gwinnett County Venture              Illinois

Brauvin Bay County Venture                   Illinois