Form 10-Q
period 1999-03-31
BRAUVIN INCOME PLUS L P III
filed 1999-05-17
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended   March 31, 1999

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

                              INDEX
                                                            Page
PART I  Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .    3

        Consolidated Balance Sheets at March 31, 1999 and
        December 31, 1998 . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the three
        months ended March 31, 1999 and 1998. . . . . . . . .  5

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1998 to March 31, 1999 . . .    6

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1999 and 1998. . . . . . . . .  7

        Notes to Consolidated Financial Statements. . . . .    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .    26

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . .    34

                            PART II
Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .    35

Item 2. Changes in Securities . . . . . . . . . . . . . . .    40

Item 3. Defaults Upon Senior Securities . . . . . . . . . .    40

Item 4. Submissions of Matters to a Vote of Security Holders   40

Item 5. Other Information . . . . . . . . . . . . . . . . .    40

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .    40

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .    41

                 PART I - FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998, Consolidated Statements of Partners' Capital for the periods January 1, 1998 to March 31, 1999 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                             March 31,   December 31,
                                               1999           1998
ASSETS
 Investment in real estate, at cost:
      Land                                  $ 7,397,633   $ 7,397,633
      Buildings and improvements             10,065,524    10,065,524
                                             17,463,157    17,463,157
      Less: Accumulated depreciation         (2,980,737)   (2,888,332)
      Net investment in real estate          14,482,420    14,574,825

      Investment in Joint Ventures (Note 4):
       Brauvin Gwinnett County Venture          145,640       147,518
       Brauvin Bay County Venture               356,046       355,532

      Cash and cash equivalents                 882,681       849,223
      Rent receivable                             4,922         7,992
      Deferred rent receivable                   63,597        59,407
      Other assets                                1,280            --
      Prepaid offering costs                     70,824        70,824
        Total Assets                        $16,007,410   $16,065,321

LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES:
      Accounts payable and accrued expenses $   271,775   $   245,228
      Rent received in advance                   58,918         9,881
      Tenant security deposits                   51,626        51,626
      Due to affiliate                            2,292         1,587
        Total Liabilities                       384,611       308,322

      Minority Interest in Brauvin
       Chili's Limited Partnership                 (824)         (768)

      PARTNERS' CAPITAL:
      General Partners                          124,028       116,693
      Limited Partners                       15,499,595    15,641,074
        Total Partners' Capital              15,623,623    15,757,767
      Total Liabilities and Partners'
       Capital                              $16,007,410   $16,065,321




  See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31,
                          (Unaudited)

                                                1999          1998
INCOME:
      Rental                                  $547,625      $563,595
      Interest                                   6,225         8,382
      Other                                      6,822           107
         Total income                          560,672       572,084

EXPENSES:
      General and administrative                47,567        46,843
      Management fees (Note 3)                   6,100         5,838
      Transaction costs (Note 5)                58,282        22,762
      Depreciation                              92,405        96,245
         Total expenses                        204,354       171,688

Income before gain on the sale of
      property and minority interest and
      equity interest in joint ventures        356,318       400,396

Gain on the sale of property                        --        14,614

Income before minority interest and
      equity interest in joint ventures        356,318       415,010

Minority interest share in Brauvin
      Chili's Limited Partnership's net income    (119)          (96)

Equity interest in net income from:
      Brauvin Bay County Venture                 7,314         7,013
      Brauvin Gwinnett County Venture            3,242         3,196

Net income                                    $366,755      $425,123

Net income allocated to the
      General Partners                        $  7,335      $  8,502

Net income allocated to the
      Limited Partners                        $359,420      $416,621

Net income per Unit outstanding (a)           $   0.16      $   0.19


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

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the period January 1, 1998 to March 31, 1999

                          (Unaudited)

                              General       Limited
                              Partners     Partners*     Total

Balance, January 1, 1998       $110,896   $16,469,102   $16,579,998

Net income                       23,748     1,163,640     1,187,388
Return of capital
 distribution                        --      (439,619)     (439,619)
Cash distributions              (17,951)   (1,552,049)   (1,570,000)

Balance, December 31, 1998      116,693    15,641,074    15,757,767

Net income                        7,335       359,420       366,755
Cash distributions                   --      (500,899)     (500,899)

Balance, March 31, 1999        $124,028   $15,499,595   $15,623,623


* Total Units sold at March 31, 1999 and December 31, 1998 were 2,230,375. Cash distributions to Limited Partners per Unit were $0.22 and $0.69 for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. In addition, a return of capital distribution of approximately $0.20 per Unit was made during the year ended December 31, 1998.






  See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,

                          (Unaudited)

                                                  1999         1998
Cash flows from operating activities:
Net income                                     $ 366,755   $  425,123
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                  92,405       96,245
   Gain on the sale of property                       --      (14,614)
   Minority interest's share of income from
    Brauvin Chili's Limited Partnership              119           96
   Equity interest in net income from:
   Brauvin Bay County Venture                     (7,314)      (7,013)
   Brauvin Gwinnett County Venture                (3,242)      (3,196)
   Changes in:
      Rent receivables                             3,070        5,555
      Deferred rent receivable                    (4,190)      (2,157)
      Other assets                                (1,280)          --
      Accounts payable
        and accrued expenses                      26,547       (5,942)
      Rent received in advance                    49,037          501
      Due to affiliates                              705            1
      Tenant security deposits                        --         (577)
Net cash provided by operating activities        522,612      494,022

Cash flows from investing activities:
Proceeds from the sale of property                    --      150,000
Cash distribution from:
    Brauvin Bay County Venture                     6,800        8,840
    Brauvin Gwinnett County Venture                5,120        3,648
Cash provided by investing activities             11,920      162,488

Cash flows from financing activities:
Cash distributions to General Partners                --      (15,069)
Cash distributions to Limited Partners          (500,899)          --
Cash distribution to minority interest -
   Brauvin Chili's Limited Partnership              (175)         (50)
Cash used in financing activities               (501,074)     (15,119)

Net increase in cash and
 cash equivalents                                 33,458      641,391
Cash and cash equivalents at beginning
   of period                                     849,223      463,110
Cash and cash equivalents at
   end of period                                $882,681   $1,104,501




    See accompanying notes to consolidated financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through March 31, 1998 and December 31, 1997, the Partnership has sold $22,766,719 of Units. This total include $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1999 and December 31, 1998. As of March 31, 1999, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

  The Partnership has acquired the land and buildings underlying five Ponderosa restaurants (one of which was sold in 1998, see Note
6), two Chi-Chi's restaurants, one International House of Pancakes restaurant, one Applebee's restaurant, two Sports Unlimited stores, and three Steak n Shake restaurants. The Partnership also acquired 99.5%, 6.4% and 34.0% equity interests in three joint ventures with entities affiliated with the Partnership. These ventures own the land underlying a Chili's restaurant, a CompUSA store and a Blockbuster Video store, respectively.

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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1999 and December 31, 1998. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1999 and the year ended December 31, 1998.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; other assets; accounts payable and accrued expenses; rent received in advance; and due to affiliate.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                             1999         1998
Management fees                            $  6,100    $  5,838
Reimbursable operating expenses              29,832      25,800

  As of March 31, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $2,292 and $1,587, respectively, related to management fees.

(4)   INVESTMENT IN JOINT VENTURES

      The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                              March 31, 1999      December 31, 1998

Land and buildings, net            $2,227,816       $2,239,254
Other assets                           66,026           85,048
                                   $2,293,842       $2,324,302

Liabilities                        $   23,914       $   25,029
Partners' capital                   2,269,928        2,299,273
                                   $2,293,842       $2,324,302

               Three months Ended March 31,

                                      1999              1998


Rental and other income              $68,066            $68,938

Expenses:
 Depreciation                         11,438             10,582
 Management fees                         658                446
 Operating and
  administrative                       5,315              7,980
                                      17,411             19,008

Net income                           $50,655            $49,930

                  BRAUVIN BAY COUNTY VENTURE

                                   March 31,           December 31,
                                     1999                 1998

Land and buildings, net            $1,029,530           $1,033,942
Other assets                           30,423               17,330
                                   $1,059,953           $1,051,272


Liabilities                        $   11,465           $    4,296
Partners' capital                   1,048,488            1,046,976

                                   $1,059,953           $1,051,272



                Three months Ended March 31,


                                       1999            1998

Rental and other income               $27,313         $27,357

Expenses:
 Depreciation                           4,412           4,412
 Management fees                          501             291
 Operating and
  administrative                          887           2,027
                                        5,800           6,730

Net income                            $21,513         $20,627

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

   A distribution of the Partnership's net earnings for the periods January 1, 1999 to March 31, 1999 was made to Limited Partners on
May 17, 1999, in the amount of approximately $512,200.

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

(6) PROPERTY SALES

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

Liquidity and Capital Resources

  The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through March 31, 1999 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1999, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired. Additionally, a return of capital distribution of $439,619 was distributed by the Partnership to Limited Partners during the year ended December 31, 1998.

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

  Distributions of the Partnership's net earnings for the period
January 1, 1999 to March 31, 1999 was made to Limited Partners on
May 17, 1999 in the amount of approximately $512,200.

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

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
  Date             1999 (a)      1998 (b)     1997 (c)      1996

February 15        $.2246       $    --       $.2396       $.2313

May 15              .2296         .2368        .2390        .2313

August 15              --         .1621        .2190           --

November 15 (d)        --         .2888        .5665           --

(a) The 1999 May distribution was made on May 17, 1999
(b) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998 and February 15, 1999.
(c) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.
(d) The November 15, 1998 distribution above does not include a return of capital distribution of approximately $0.1971, per Unit.

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

    During the three months ended March 31, 1999 and the year ended December 31, 1998, the General Partners and their affiliates earned management fees of $6,100, $23,172, respectively, and received $0 and $17,951 in Operating Cash Flow distributions for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. Included in the $17,951 received in 1998 was approximately $15,100 the Partnership paid the General Partners as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

    As discussed in "Legal Proceedings", all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois.

    The 1999 and 1998 distributions were based on the net earnings of the Partnership for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. These distributions were lower than they otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuits.
In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Affiliated Partnerships' properties. However, subsequent to their closings, two properties have been reopened and subleased to two unrelated local concept restaurant operators and two have been sold to unaffiliated third parties. Fortunately, none of the Partnership's properties has been closed, with the exception of the Elmhurst property (as described below). However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

    In September 1997, one of the Partnership's property located in Elmhurst, Illinois sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds. On September 3, 1998, the Partnership sold the Elmhurst property to an unaffiliated third party for approximately $300,000, resulting in a loss of approximately $289,500.

    As detailed in "Legal Proceedings" on January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

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

    On August 4, 1998 the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnership's properties in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

Results of Operations - Three months ended March 31, 1999 and 1998

    Results of operations for the three months ended March 31, 1999 reflected net income of $366,755 compared to $425,123 for the three months ended March 31, 1998, a decrease of approximately $58,400.

    Total income for the three months ended March 31, 1999 was $560,672 as compared to $572,084 for the three months ended March 31, 1998, an decrease of approximately $11,400. The decrease in total income was mainly due to an decrease in rental income as a result of the loss of rental revenue associated with the sale of the Elmhurst, Illinois property.

    Total expenses for the three months ended March 31, 1999 were $204,354 as compared to $171,688 for the three months ended March
31, 1998, an increase of approximately $32,700.   The increase in
expenses was due to a increase in Transaction costs related to the professional fees associated with the settlement of the class action lawsuit.

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk.

    The Partnership does not engage in any hedge transactions or derivative financial instruments.

                            Part II

Item 1. Legal Proceedings.

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

                      DATE: May 17, 1999



                      BY:   /s/ Thomas E. Murphy
                            Thomas E. Murphy
                            Chief Financial Officer and Treasurer

                      DATE: May 17, 1999