Form 10-Q
period 1999-06-30
BRAUVIN INCOME PLUS L P III
filed 1999-08-16
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended   June 30, 1999
                                or

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

        Consolidated Statements of Net Assets as of June 30,
        1999 (Liquidation Basis) and Balance Sheet at
        December 31, 1998 (Going Concern Basis) . . . . . . 5

        Consolidated Statement of Changes in Net Assets in
        Liquidation for the period June 18, 1999 to
         June 30, 1999 (Liquidation Basis)  . . . . . . . . 6

        Consolidated Statements of Operations for the period
        January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis) . 7

        Consolidated Statements of Operations for the period
        April 1, 1999 thru June 18, 1999 and for the three months ended June 30, 1998 (Going Concern Basis) . 8

        Consolidated Statements of Partners' Capital for the
        period January 1, 1998 to June 18, 1999
         (Going Concern Basis). . . . . . . . . . . . . . . 9

        Consolidated Statements of Cash Flows for the period
        January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis) . 10

        Notes to Consolidated Financial Statements. . . . . 11

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

Item 3. Defaults Upon Senior Securities . . . . . . . . . . 34

Item 4. Submissions of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . . 34

Item 5. Other Information . . . . . . . . . . . . . . . . . 34

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . 34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 35

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet (Going Concern Basis), the following Consolidated Statements of Net Assets as of June 30, 1999 (Liquidation Basis),Consolidated Statement of Changes in Net Assets in Liquidation for the period June 18, 1999 to June 30, 1999 (Liquidation Basis), Consolidated Statements of Operations for the period January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis),Consolidated Statements of Operations for the period April 1, 1999 to June 18, 1999 and the three months ended June 30, 1998 (Going Concern Basis), Consolidated Statement of Partners' Capital for the period January 1, 1998 to June 18, 1999 (Going Concern Basis) and the Consolidated Statements of Cash Flows for the period January 1, 1999 thru June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis) for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

  CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                             (Liquidation  (Going Concern
                                                    Basis)         Basis)
                                                 June 30,       December 31,
                                                 1999            1998
ASSETS
 Land                                                   --   $ 7,397,633
 Buildings and improvements                             --    10,065,524
                                                        --    17,463,157
 Less: Accumulated depreciation                         --    (2,888,332)
 Net investment in real estate                          --    14,574,825
Real estate held for sale                      $19,015,126            --
Investment in Joint Ventures (Note 5):
   Brauvin Gwinnett County Venture                 139,782       147,518
   Brauvin Bay County Venture                      349,909       355,532
Cash and cash equivalents                          587,424       849,223
Restricted cash                                    171,921            --
Rent receivable                                         --         7,992
Deferred rent receivable                                --        59,407
Prepaid offering costs                              70,824        70,824
Other assets                                         6,746            --
   Total Assets                                $20,341,732   $16,065,321

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses          $   235,874   $   245,228
Rent received in advance                            59,077         9,881
Deferred gain on sale of real estate             4,625,113            --
Reserve for estimated costs during
 the liquidation period                            101,000            --
Tenant security deposits                            51,626        51,626
Due to affiliates                                    2,464         1,587
   Total Liabilities                             5,075,154       308,322
Minority Interest in Brauvin
 Chili's Limited Partnership                          (828)         (768)
Net Assets in Liquidation                      $15,267,406

PARTNERS' CAPITAL
General Partners                                                 116,693
Limited Partners                                              15,641,074
   Total Partners Capital                                     15,757,767
Total Liabilities and Partners' Capital                      $16,065,321

        See accompanying notes to financial statements.

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                 JUNE 18, 1999 TO JUNE 30, 1999

                          (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                        $15,437,109

Adjustments to Liquidation Basis                (169,703)

Net Assets in Liquidation
at June 30, 1999                             $15,267,406












          See accompanying notes to financial statements

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                                             January 1,1999     Six Months
                                                     to             ended
                                              June 18, 1999   June 30,1998
INCOME:
Rental                                         $1,095,947      $1,111,919
Interest                                           18,076          20,844
Other                                               6,543             696
     Total income                               1,120,566       1,133,459

EXPENSES:
General and administrative                        122,940         107,747
Management fees (Note 4)                           11,784          11,464
Transaction costs (Note 6)                        115,875          54,420
Valuation fees                                         --          93,500
Depreciation                                      184,811         192,490
     Total expenses                               435,410         459,621

Income before gain on the sale of
 property and minority and equity
 interest in joint ventures                       685,156         673,838
Gain on the sale of property                           --          14,614

Income before minority and equity
 interest in joint ventures                       685,156         688,452

Minority interest's share in
   Brauvin Chili's Limited Partnership's
   net income                                        (238)           (207)

Equity Interest in Joint Venture's
     Net Income:
   Brauvin Bay County Venture                      14,776          13,874
   Brauvin Gwinnett County Venture                  6,671           6,588

Net income                                     $  706,365      $  708,707

Net income allocated to the General
   Partners                                    $   14,127      $   14,174

Net income allocated to the Limited
   Partners                                    $  692,238      $  694,533

Net income per Limited Partner interest
 (2,230,375 Units outstanding)                 $     0.31      $     0.31
         See accompanying notes to financial statements

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                                           April 1,1999    Three Months
                                                to              ended
                                          June 18, 1999     June 30,1998
INCOME:
Rental                                         $548,322       $548,324
Interest                                         11,851         12,462
Other                                              (279)           589
     Total income                               559,894        561,375

EXPENSES:
General and administrative                       75,373         60,904
Management fees (Note 4)                          5,684          5,626
Transaction costs (Note 6)                       57,593         31,658
Valuation fees                                       --         93,500
Depreciation                                     92,406         96,245
     Total expenses                             231,056        287,933

Income before minority and equity
 interest in joint ventures                     328,838        273,442

Minority interest's share in
  Brauvin Chili's Limited Partnership's
  net income                                       (119)          (111)

Equity Interest in Joint Venture's
     Net Income:
  Brauvin Bay County Venture                      7,462          6,861
  Brauvin Gwinnett County Venture                 3,429          3,392

Net income                                    $ 339,610       $283,584

Net income allocated to the General
  Partners                                    $   6,792       $  5,672

Net income allocated to the Limited
  Partners                                    $ 332,818       $277,912

Net income per Limited Partner interest
 (2,230,375 Units outstanding)                $    0.15       $   0.12


         See accompanying notes to financial statements

                  BRAUVIN INCOME PLUS L.P. III
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1998 to June 18, 1999
                     (Going Concern Basis)
                          (Unaudited)

                                     General            Limited
                                     Partners         Partners*     Total

Balance, January 1, 1998               $110,896  $16,469,102  $16,579,998

Net income                               23,748    1,163,640    1,187,388
Return of capital                            --     (439,619)    (439,619)
Cash distributions                      (17,951)  (1,552,049)  (1,570,000)

Balance, December 31, 1998              116,693   15,641,074   15,757,767

Net income                               14,127      692,238      706,365
Cash distributions                         (300)  (1,026,723)  (1,027,023)

Balance, June 18, 1999                 $130,520  $15,306,589  $15,437,109


* Total Units outstanding at June 30, 1999 and December 31, 1998 were 2,230,375. Cash distributions to Limited Partners per Unit were approximately $0.46 and $0.89, respectively, for the period January 1, 1999 to June 18, 1999 and for the year ended December 31, 1998. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.













         See accompanying notes to financial statements.

                           BRAUVIN INCOME PLUS L.P. III
                          (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the period January 1, 1999 to June 18, 1999
                     and for the six months ended June 30, 1998
                                 (Going Concern Basis)
                                     (Unaudited)
                                                         1999       1998

Cash flows from operating activities:
Net income                                           $ 706,365 $  708,707
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                         184,811    192,490
  Gain on sale of property                                  --    (14,614)
  Minority interest's share of income from
     Brauvin Chili's Limited Partnership                   238        207
  Equity interest in net income from:
     Brauvin Bay County Venture                        (14,776)   (13,874)
     Brauvin Gwinnett County Venture                    (6,671)    (6,588)
  Changes in:
     Restricted Cash                                  (171,921)        --
     Rent receivable                                     7,992      7,950
     Deferred rent receivable                           (3,847)    (4,314)
     Other assets                                       (6,746)        --
     Accounts payable and accrued expenses              (9,354)   102,130
     Rents received in advance                          49,196     (8,324)
     Due to affiliates                                     877       (146)
     Tenant security deposits                               --       (577)
Net cash provided by operating activities              736,164    963,047

Cash flows from investing activities:
Proceeds from the sale of property                          --    150,000
Distributions from:
  Brauvin Bay County Venture                            20,399     16,660
  Brauvin Gwinnett County Venture                        8,961      7,808
Cash provided by investing activities                   29,360    174,468

Cash flows from financing activities:
Cash distributions to General Partners                    (300)   (15,418)
Cash distributions to Limited Partners              (1,026,723)  (546,471)
Cash distributions to minority interest -
  Brauvin Chili's Limited Partnership                     (300)      (225)
Cash used in financing activities                   (1,027,323)  (562,114)
Net (decrease) increase in cash
  and cash equivalents                                (261,799)   575,401
Cash and cash equivalents at beginning
  of period                                            849,223    463,110
Cash and cash equivalents at end of period          $  587,424 $1,038,511
         See accompanying notes to financial statements.

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

  The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through June 30, 1999 and December 31, 1997, the Partnership has sold $22,766,719 of Units. This total include $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1999 and December 31, 1998. As of June 30, 1999, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 1999.

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Prior to the preparation of the financial statements on a liquidation basis, rental income was recognized on a straight-line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged as applicable to deferred rent receivable.

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

  Investment in Real Estate

  Prior to the conversion from the going concern basis to the liquidation basis of accounting, the Partnership's rental properties were stated at cost including acquisition costs. Depreciation was recorded on a straight-line basis over the estimated economic lives of the properties which approximate 35 years.

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

  Restricted Cash

  Per the terms of the settlement agreement (see Note 6) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; other assets; accounts payable and accrued expenses; rent received in advance; and due to affiliate.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $169,703 which is included in the June 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $4,625,113
     Decrease in investment in Joint Venture                  (5,449)
     Write-off of deferred rent receivable                   (63,254)
     Increase in deferred gain on sale
       of real estate                                     (4,625,113)
     Estimated liquidation costs                            (101,000)

     Total adjustment to liquidation basis                $ (169,703)

  (a) Net of estimated closing costs.

(3)  PARTNERSHIP AGREEMENT

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

(4)  TRANSACTIONS WITH RELATED PARTIES

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1999 and 1998 were as follows:

                                             1999                1998
Management fees                            $ 11,784            $ 11,464
Reimbursable operating expenses              72,871              67,647

  As of June 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $2,464 and $1,587, respectively, related to management fees.

(5)   INVESTMENT IN JOINT VENTURES

      The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                               (Liquidation        (Going Concern
                                  Basis)              Basis)
                                June 30, 1999    December 31, 1998

Land and buildings, net            $       --            $2,239,254
Real estate held for sale           2,194,362                    --
Other assets                            8,679                85,048
                                   $2,203,041            $2,324,302

Liabilities                        $   24,634            $   25,029

Net assets                         $2,178,407
Partners' capital                                         2,299,273
                                                         $2,324,302

        GOING CONCERN BASIS

                                January 1, 1999   January 1, 1998
                                      to                to
                                  June 18,1999      June 30, 1998


Rental and other income                 $137,199           $137,877

Expenses:
 Depreciation                             22,876             21,163
 Management fees                           1,319              1,324
 Operating and
  administrative                           8,775             12,449
                                          32,970             34,936

Net income                              $104,229           $102,941

                   BRAUVIN BAY COUNTY VENTURE

                                        (Liquidation        (Going Concern
                                           Basis)                Basis)
                                          June 30,           December 31,
                                              1999                1998

Land and buildings, net                 $       --           $1,033,942
Real estate held for sale                1,028,651                   --
Other assets                                18,210               17,330
                                        $1,046,861           $1,051,272


Liabilities                             $   16,427           $    4,296

Net assets in liquidation               $1,030,434

Partners' capital                                             1,046,976

                                                             $1,051,272

    GOING CONCERN BASIS

                                January 1, 1999     January 1, 1998
                                      to                to
                                  June 18,1999      June 30, 1998

Rental and other income                 $54,625           $54,714

Expenses:
 Depreciation                             8,823             8,823
 Management fees                            794               582
 Operating and
  administrative                          1,550             4,503
                                         11,167            13,908

Net income                              $43,458           $40,806

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

   The Merger was not completed primarily due to certain litigation, as described below.

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

   Litigation

   Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

Liquidity and Capital Resources

   The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through June 30, 1999 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1999, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired. Additionally, a return of capital distribution of $439,619 was distributed by the Partnership to Limited Partners during the year ended December 31, 1998.

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

   Distributions of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30, 1999 were made to Limited Partners on May 17, 1999, and August 15, 1999, respectively, in the amounts of approximately $512,200 and $305,000.

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

         Distribution
     Date        1999 (a)  1998 (b)  1997 (c)    1996

February 15       $.2246   $    --   $.2396     $.2313

May 15             .2296     .2368    .2390      .2313

August 15          .1367     .1621    .2190         --

November 15 (d)       --     .2888    .5665         --

(a)      The 1999 May distribution was made on May 17, 1999.
(b) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998 and February 15, 1999.
(c) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.
(d) The November 15, 1998 distribution above does not include a return of capital distribution of approximately $0.1971, per Unit.

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

         During the six months ended June 30, 1999 and the year ended December 31, 1998, the General Partners and their affiliates earned management fees of $11,784, $23,172, respectively, and received
$300 and $17,951 in Operating Cash Flow distributions for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively. Included in the $17,951 received in 1998 was approximately $15,100 the Partnership paid the General Partners as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

         As discussed in "Legal Proceedings", all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999.

          The 1999 and 1998 distributions were based on the net earnings of the Partnership for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively. These distributions were lower than they otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuits.
In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Affiliated Partnerships' properties. However, subsequent to their closings, two properties have been reopened and subleased to two unrelated local concept restaurant operators and two have been sold to unaffiliated third parties. Fortunately, none of the Partnership's properties has been closed, with the exception of the Elmhurst property (as described below). However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

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

         As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process.
The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of the Financial Advisor who is actively marketing the properties for sale.

Results of Operations - For the period January 1, 1999 to June 18, 1999 and the six months ended June 30, 1998

         Results of operations for the period January 1, 1999 to June 18, 1999 reflected net income of $706,365 compared to $708,707 for the six months ended June 30, 1998, a decrease of approximately $2,300.

         Total income for the period January 1, 1999 to June 18, 1999 was $1,120,566 as compared to $1,133,459 for the six months ended June
30, 1998, an decrease of approximately $12,900. The decrease in total income was mainly due to an decrease in rental income as a result of the loss of rental revenue associated with the sale of the Elmhurst, Illinois property.

         Total expenses for the period January 1, 1999 to June 18, 1999 were $435,410 as compared to $459,621 for the six months ended June
30, 1998, a decrease of approximately $24,200.   The decrease in
expenses was mainly due to a decrease in valuation fees between the two periods of $93,500. Partially offsetting this decline in expenses was an increase of $61,500 in Transaction costs related to the professional fees associated with the settlement of the class action lawsuit.

Results of Operations - For the period April 1, 1999 to June 18,
1999 and the three months ended June 30, 1998

         Results of operations for the period April 1, 1999 to June 18, 1999 reflected net income of $399,610 compared to $283,584 for the three months ended June 30, 1998, an increase of approximately
$56,000.

         Total income for the period April 1, 1999 to June 18, 1999 was $559,894 as compared to $561,375 for the three months ended June
30, 1998, a decrease of approximately $1,500. The decrease in total income was due to a decrease in interest income as a result of decreased cash balances held during the 1999 period compared to 1998.

         Total expenses for the period April 1, 1999 to June 18, 1999 were $231,056 as compared to $287,933 for the three months ended June
30, 1998, a decrease of approximately $56,900. The decrease in expenses was mainly due to a decrease in valuation fees between the two periods of $93,500. Partially offsetting this decline in expenses was an increase of $25,900 in Transaction costs related to the professional fees associated with the settlement of the class action lawsuit.

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk.

         The Partnership does not engage in any hedge transactions or derivative financial instruments.

                            Part II

Item 1. Legal Proceedings.

         Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General
Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States
District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General
Partners of the Partnership and affiliates of such General
Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

                      DATE: August 16, 1999



                      BY:   /s/ Thomas E. Murphy
                            Thomas E. Murphy
                            Chief Financial Officer and Treasurer

                      DATE: August 16, 1999