Form 10-Q/A
period 1999-06-30
BRAUVIN INCOME PLUS L P III
filed 1999-08-19
CIK 850142

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A
                       AMENDMENT NUMBER 1


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

   Distributions of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30, 1999 were made to Limited Partners on May 17, 1999, and August 15, 1999, respectively, in the amounts of approximately $512,200 and $417,300.

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

   Below is a table summarizing the four year historical data for distribution rates per unit:

         Distribution
     Date        1999 (a)  1998 (b)  1997 (c)    1996

February 15      $.2246    $    --    $.2396    $.2313

May 15            .2296      .2368     .2390     .2313

August 15         .1871      .1621     .2190        --

November 15 (d)      --      .2888     .5665        --

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

                      DATE: August 19, 1999



                      BY:   /s/ Thomas E. Murphy
                            Thomas E. Murphy
                            Chief Financial Officer and Treasurer

                      DATE: August 19, 1999