Form 10-Q
period 1999-09-30
BRAUVIN INCOME PLUS L P III
filed 1999-11-15
CIK 850142

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly year ended   September 30, 1999

                               or

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

                  BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

                              INDEX

PART I Financial Information                                  Page

Item 1. Consolidated Financial Statements . . . . . . . . . .   3

        Consolidated Statement of Net Assets in Liquidation
        as of September 30, 1999 (Liquidation Basis)
        and Balance Sheet at December 31, 1998
        (Going Concern Basis) . . . . . . . . . . . . . . . .   4

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period June 18, 1999 to
        September 30, 1999 (Liquidation Basis)  . . . . . . .   5

        Notes to Consolidated Financial Statements. . . . . .   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . .   18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . . .   25

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . .   26

Item 2. Changes in Securities . . . . . . . . . . . . . . . .   26

Item 3. Defaults Upon Senior Securities . . . . . . . . . . .   26

Item 4. Submissions of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . . .   26

Item 5. Other Information . . . . . . . . . . . . . . . . . .   26

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . .   26

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .   27

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet (Going Concern Basis), the following Consolidated Statement of Net Assets in Liquidation as of September 30, 1999 (Liquidation Basis) and the Consolidated Statement of Changes in Net Assets in Liquidation for the period June 18, 1999 to September 30, 1999 (Liquidation Basis) for Brauvin Income Plus L.P. III (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
     SEPTEMBER 30, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998

                                    (Liquidation      (Going Concern
                                       Basis)             Basis)
                                September 30, 1999  December 31, 1998
                                      (Unaudited)

ASSETS
 Land                                            --      $ 7,397,633
 Buildings and improvements                      --       10,065,524
                                                 --       17,463,157
 Less: Accumulated depreciation                  --       (2,888,332)
 Net investment in real estate                   --       14,574,825
Real estate held for sale               $19,015,126               --
Investment in Joint Ventures (Note 5):
   Brauvin Gwinnett County Venture          140,778          147,518
   Brauvin Bay County Venture               351,517          355,532
Cash and cash equivalents                   726,028          849,223
Restricted cash                             174,853               --
Rent receivable                                  --            7,992
Deferred rent receivable                         --           59,407
Prepaid offering costs                           --           70,824
Other assets                                     --               --
   Total Assets                         $20,408,302      $16,065,321

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses   $   251,712      $   245,228
Rent received in advance                     77,437            9,881
Deferred gain on sale of real estate      4,625,113               --
Reserve for estimated costs during
 the liquidation period                     130,000               --
Tenant security deposits                     51,626           51,626
Due to affiliates                             1,944            1,587
   Total Liabilities                      5,137,832          308,322
Minority Interest in Brauvin
 Chili's Limited Partnership                   (844)            (768)
Net Assets in Liquidation               $15,271,314

PARTNERS' CAPITAL
General Partners                                             116,693
Limited Partners                                          15,641,074
   Total Partners Capital                                 15,757,767
Total Liabilities and Partners' Capital                  $16,065,321

   See accompanying notes to consolidated financial statements.

                   BRAUVIN INCOME PLUS L.P. III
                 (a Delaware limited partnership)

  CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                (LIQUIDATION BASIS) FOR THE PERIOD
                JUNE 18, 1999 TO SEPTEMBER 30, 1999

                            (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                        $15,437,109

Income from operations                           521,062

Distributions                                   (417,330)

Adjustments to Liquidation Basis                (269,527)

Net Assets in Liquidation
at September 30, 1999                        $15,271,314

























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

   The Partnership was formed on July 31, 1989 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on October 30, 1989. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on January 15, 1990. The Partnership's offering was originally expected to close on October 29, 1990 but the Partnership, with the receipt of the necessary regulatory approval, extended the offering until it closed on October 29, 1991. Through September 30, 1999 and December 31, 1998, the Partnership has sold $22,766,719 of Units. This total includes $1,459,119 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the distribution reinvestment plan (the "Plan"). Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1999 and December 31, 1998. As of September 30, 1999, the Plan participants have acquired Units under the Plan which approximate 6% of the total Units outstanding.

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

   Basis of Presentation

   As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; other assets; accounts payable and accrued expenses; rent received in advance; and due to affiliate.

(2)      ADJUSTMENT TO LIQUIDATION BASIS

   On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $269,527 which is included in the September 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $4,625,113
     Decrease in investment in Joint Venture                  (5,449)
     Write-off of deferred rent receivable                   (63,254)
     Write-off of prepaid offering costs                     (70,824)
     Increase in deferred gain on sale
       of real estate                                     (4,625,113)
     Estimated liquidation costs                            (130,000)

     Total adjustment to liquidation basis                $ (269,527)

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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1999 and 1998 were as follows:

                                             1999            1998
Management fees                             $17,958       $ 17,712
Reimbursable operating expenses             101,371         93,449

   As of September 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $1,944 and $1,587, respectively, related to management fees.


(5)      INVESTMENT IN JOINT VENTURES

   The Partnership owns equity interests in the Brauvin Gwinnett County Venture and the Brauvin Bay County Venture and reports its investments on the equity method. The following are condensed financial statements for the Brauvin Gwinnett County Venture and the Bay County Venture:

                       BRAUVIN GWINNETT COUNTY VENTURE

                                   (Liquidation       (Going Concern
                                      Basis)             Basis)
                                September 30, 1999   December 31, 1998

Land and buildings, net                $       --          $2,239,254
Real estate held for sale               2,194,362                  --
Other assets                                3,529              85,048
                                       $2,197,891          $2,324,302

Liabilities                            $    3,922          $   25,029

Net assets in liquidation              $2,193,969

Partners' capital                                           2,299,273
                                                           $2,324,302

                   BRAUVIN BAY COUNTY VENTURE

                                  (Liquidation       (Going Concern
                                     Basis)               Basis)
                                 September 30, 1999 December 31, 1998

Land and buildings, net               $       --             $1,033,942
Real estate held for sale              1,028,651                     --
Other assets                              23,632                 17,330
                                      $1,052,283             $1,051,272

Liabilities                           $   17,117             $    4,296

Net assets in liquidation             $1,035,166

Partners' capital                                             1,046,976
                                                             $1,051,272

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

   In September 1997, one of the Partnership's properties located in Elmhurst, Illinois sustained extensive fire damage. The Partnership is currently negotiating with the insurance company and the tenant on the disposition of the insurance proceeds. Additionally, on September 3, 1998, the Partnership sold this property to an unaffiliated third party for a sales price of approximately $300,000, which resulted in a loss on the sale of approximately $289,500. In October 1999, the Partnership received a partial insurance settlement of $150,000 related to the fire damage at this property.

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

   On September 3, 1998, the Partnership sold the Elmhurst, Illinois property to an unaffiliated third party for approximately
$300,000, resulting in a loss of approximately $289,500.  The
Partnership continues to negotiate with the insurance company and the tenant on the disposition of the insurance proceeds as a result of the September 1997, fire at this property.

(8) SUBSEQUENT EVENT

   On October 15, 1999, the Partnership sold the Ponderosa Unit
Number 1005, located in Kissimmee, Florida to an unaffiliated third party for a contract sales price of $1,144,000. The net proceeds from this sale will be distributed as a return of capital on November 15, 1999.

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

Liquidity and Capital Resources

  The Partnership commenced an offering to the public on October 30, 1989 of 2,500,000 Units. The offering was anticipated to close on October 29, 1990 but was extended by the General Partners with the necessary regulatory approval to October 29, 1991. The Offering was conditioned upon the sale of $1,200,000, which was achieved on January 15, 1990. The Offering closed on October 29, 1991 with the Partnership raising a cumulative total of $21,307,600. Until the proxy solicitation process began, the Partnership continued to raise additional funds through the Plan. The Plan raised $1,459,119 through September 30, 1999 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1999, Units valued at $462,972 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired. Additionally, returns of capital distribution of $439,619 and $1,301,731 were distributed by the Partnership to Limited Partners on November 15, 1998 and 1999 respectively.

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

  Distributions of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999, April 1, 1999 to June 30, 1999,
and July 1, 1999 to September 30, 1999 were made to Limited Partners on May 17, 1999, August 15, 1999, and November 15, 1999, respectively, in the amounts of approximately $512,200, $417,300 and $526,000.

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

  Below is a table summarizing the four year historical data for distribution rates per unit:

  Distribution
     Date         1999 (a)   1998 (b)   1997 (c)       1996

February 15       $.2246     $    --     $.2396       $.2313

May 15             .2296       .2368      .2390        .2313

August 15          .1871       .1621      .2190           --

November 15 (d)    .2358       .2888      .5665           --

(a)      The 1999 May distribution was made on May 17, 1999.
(b) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998 and February 15, 1999.
(c) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.
(d) The November 15, 1998 and November 15, 1999 distributions above do not include returns of capital distribution of approximately $0.1971 and $0.5836, per Unit, respectively.

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

  During the nine months ended September 30, 1999 and the year ended December 31, 1998, the General Partners and their affiliates earned management fees of $17,958, $23,172, respectively, and received $300 and $17,951 in Operating Cash Flow distributions for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. Included in the $17,951 received in 1998 was approximately $15,100 the Partnership paid the General Partners as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

  The 1999 and 1998 distributions were based on the net earnings of the Partnership for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. These distributions were lower than they otherwise would be because the Partnership has incurred significant legal costs to defend against the lawsuits.
In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Affiliated Partnerships' properties. However, subsequent to their closings, two properties have been reopened and subleased to two unrelated local concept restaurant operators and two have been sold to unaffiliated third parties. Fortunately, none of the Partnership's properties has been closed, with the exception of the Elmhurst property (as described below). However, this is the type of risk the Partnership was seeking to avoid with the successful completion of the Merger.

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

Results of Operations

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and therefore operations are being accounted for on a liquidation basis of accounting. The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of the Financial Advisor who is actively marketing the properties for sale.

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

                      DATE: November 15, 1999



                      BY:   /s/ Thomas E. Murphy
                            Thomas E. Murphy
                            Chief Financial Officer and Treasurer

                      DATE: November 15, 1999